Form 10-Q
period 2023-12-31
Autonomix Medical, Inc.
filed 2024-02-13
CIK 1617867

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to__________

Commission file number 001-41940

Autonomix Medical, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-1607810
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

21 Waterway Avenue, Suite 300

The Woodlands, Texas 77380

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including Area Code:

(713) 588-6150

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	AMIX	The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The number of shares of the Company's outstanding common stock as of February 6, 2024 was 18,793,974.

EXPLANATORY NOTE

Autonomix Medical, Inc. (the “Company”) became subject to the filing requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) when its Registration Statement on Form 8-A became effective on January 26, 2024 (the “Effective Date”). The Company’s Post-Qualification Offering Statement on Form 1-A (File No. 024-12296), filed with the Securities and Exchange Commission (the “SEC”) on January 19, 2024, as amended (“Form 1-A”), included financial statements for the fiscal years ended March 31, 2023 and 2022 and for the six month periods ended September 30, 2023 and 2022. This Quarterly Report on Form 10-Q is being filed pursuant to Rule 13a-13 of the Exchange Act, in order to file financial statements for the third fiscal quarter ended December 31, 2023 subsequent to the most recent periods reported in the Form 1-A.

2

Autonomix Medical, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Autonomix Medical, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except par value and share data)	As of
	December 31, 2023	March 31, 2023

Assets
Current assets:
Cash	$1,218	$865
Other current assets	467	–
Total current assets	1,685	865
Long term assets:
Fixed assets, net	14	–
Deferred offering costs	110	–
Total long term assets	124	–

Total Assets	$1,809	$865

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$663	$173
Accrued expenses	310	48
Total current liabilities	973	221
Long term liabilities:
Warrant liability	4,974	–
Long term debt - convertible notes, net of unamortized debt discount	1,457	–
Total long term liabilities	6,431	–

Total Liabilities	7,404	221

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized as of December 31, 2023, no shares issued and outstanding, and 7,100,000 shares authorized as of March 31, 2023, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized as of December 31, 2023, 14,430,221 shares issued and outstanding, and 25,000,000 shares authorized as of March 31, 2023, 12,336,571 shares issued and outstanding	14	12
Additional paid-in capital	27,952	24,175
Accumulated deficit	(33,561)	(23,543)
Total Stockholders' (Deficit) Equity	(5,595)	644

Total Liabilities and Stockholders' Equity	$1,809	$865

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except share and per share data)	2023	2022	2023	2022

Operating expenses:
General and administrative	$2,323	$345	$3,674	$995
Research and development	601	199	1,384	338
Warrant expense - termination agreement	–	–	4,556	–

Total operating expenses	2,924	544	9,614	1,333

Loss from operations	(2,924)	(544)	(9,614)	(1,333)

Other (expense) income:
Warrant liability - mark-to-market	(179)	–	(418)	–
Interest expense	(33)	–	(33)	–
Interest income	23	–	47	–

Total other expense	(189)	–	(404)	–

Loss before income taxes	(3,113)	(544)	(10,018)	(1,333)

Income taxes	–	–	–	–

Net loss	$(3,113)	$(544)	$(10,018)	$(1,333)

Loss per share - basic and diluted	$(0.23)	$(0.05)	$(0.74)	$(0.11)

Weighted average shares outstanding - basic and diluted	13,799,170	11,999,071	13,487,444	11,999,071

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Changes in Stockholders' Equity

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance March 31, 2022	–	$–	11,999	$12	$23,500	$(21,553)	$1,959

Net loss	–	–	–	–	–	(341)	(341)

Balance June 30, 2022	–	–	11,999	12	23,500	(21,894)	1,618

Net loss	–	–	–	–	–	(448)	(448)

Balance September 30, 2022	–	–	11,999	12	23,500	(22,342)	1,170

Net loss	–	–	–	–	–	(544)	(544)

Balance December 31, 2022	–	–	11,999	12	23,500	(22,886)	626

Balance March 31, 2023	–	–	12,337	12	24,175	(23,543)	644

Net loss	–	–	–	–	–	(865)	(865)
Issuance of common stock	–	–	1,420	2	2,838	–	2,840

Balance June 30, 2023	–	–	13,757	14	27,013	(24,408)	2,619

Net loss	–	–	–	–	–	(6,040)	(6,040)
Stock-based compensation	–	–	–	–	151	–	151
Warrants issued for debt issuance costs	–	–	–	–	346	–	346

Balance September 30, 2023	–	–	13,757	14	27,510	(30,448)	(2,924)

Net loss	–	–	–	–	–	(3,113)	(3,113)
Stock-based compensation	–	–	–	–	212	–	212
Warrants issued for debt issuance costs	–	–	–	–	230	–	230
Issuance of common stock - warrants exercised	–	–	673	–	–	–	–

Balance December 31, 2023	–	$–	14,430	$14	$27,952	$(33,561)	$(5,595)

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
(in thousands)	2023	2022

Cash Flows from Operating Activities:
Net loss	$(10,018)	$(1,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	363	–
Depreciation and amortization expense	35	–
Warrant expense - termination agreement	4,556	–
Warrant liability - mark-to-market	418	–
Changes in operating assets - (increase)/decrease:
Other current assets	(467)	9
Changes in operating liabilities - increase/(decrease):
Accounts payable	490	92
Accrued expenses	262	(2)
Net cash used in operating activities	(4,361)	(1,234)

Cash Flows from Investing Activities:
Purchase of property and equipment	(16)	–
Net cash used in investing activities	(16)	–

Cash Flows from Financing Activities:
Issuance of common stock	2,840	–
Issuance of convertible debt	2,000	–
Payment of offering costs	(110)	–
Net cash provided by financing activities	4,730	–

Net change in cash and cash equivalents	353	(1,234)

Cash and cash equivalents, at beginning of period	865	2,044

Cash and cash equivalents, at end of period	$1,218	$810

Supplemental cash flow disclosures:
Non-cash financing activities:
Warrants issued for debt issuance costs	$576	$–
Proceeds from cashless exercise of warrants	$1	$–

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Notes to the Unaudited Condensed Financial Statements

Note 1 – Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

Autonomix Medical, Inc. (“we,” “our,” the “Company”) is a medical device company organized as a Delaware corporation on June 10, 2014. The Company is a pre-revenue, clinical stage life sciences company focused on advancing innovative technologies for sensing and treating disorders relating to the peripheral nervous system.

Going Concern

The Company is an early-stage company and has not generated any revenues to date. As such, the Company is subject to all the risks associated with early-stage and emerging growth companies. Since inception, the Company has incurred losses and negative cash flows from operating activities. The Company does not expect to generate positive cash flows from operating activities in the near future.

For the nine months ended December 31, 2023 and 2022, the Company incurred net losses of $10.0 million and $1.3 million, respectively, and had net cash flows used in operating activities of $4.4 million and $1.2 million, respectively. At December 31, 2023, the Company had an accumulated deficit of $33.6 million, working capital of $0.7 million and cash of $1.2 million. The Company does not expect to experience positive cash flows from operating activities in the near future, if at all. The Company anticipates incurring operating losses for the next several years as it completes the development of its products and seeks requested regulatory clearances to market such products. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying condensed financial statements have been prepared on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On January 26, 2024, the Company consummated its initial public offering (“IPO”). In the IPO, the Company sold a total of 2,234,222 shares of common stock at a purchase price of $5.00 per share for gross proceeds of $11.2 million and net proceeds of $9.8 million. As part of the IPO closing, $0.3 million was retained by the Company’s marketing partner as a holdback to be paid 90-days after the IPO. In connection with the closing of the IPO, a portion of the Company’s convertible notes were converted into 335,000 shares of the Company’s common stock. Total shares of common stock outstanding at the closing of the IPO amounted to 18,687,061 shares. Upon the closing of the IPO, certain notes were to be automatically converted according to their terms into the Company’s common stock to the extent and provided that certain holders of these notes are not permitted to convert such notes to the extent that the holders or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. Due to this 4.99% limitation, principal representing $1.3 million, or 665,000 shares, of these notes remained outstanding.

The Company estimates its current cash resources, including the approximately $9.8 million of net proceeds from the IPO is sufficient to fund its operations into but not beyond the first calendar quarter of 2025. The Company recognizes it will need to raise additional capital to continue to execute its business plan, including obtaining regulatory clearance for its products currently under development and commercializing and generating revenues from products under development. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. A failure to raise sufficient capital, generate sufficient product revenues, control expenditures and regulatory matters, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives. If the Company is unable to raise sufficient additional funds, it will have to scale back its operations.

Basis of Presentation

The accompanying condensed interim financial statements are unaudited. These unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements. The Company’s fiscal year end is March 31st. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the years ended March 31, 2023 and 2022 as found in the Offering Circular on Form 1-A POS filed with the SEC on January 19, 2024. In the opinion of management, the unaudited condensed interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position, results of operations and cash flows for the quarterly and year-to-date periods. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The March 31, 2023 unaudited condensed balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Use of Estimates in Financial Statement Presentation

The preparation of these unaudited condensed interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company's significant estimates and assumptions include work performed but not yet billed by contract manufacturers, engineers and research organizations, the valuation of equity related instruments, initial and recurring fair value measurements for the warrant liability and the valuation allowance related to deferred taxes. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Some of these judgments can be subjective and complex, and, consequently, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Deferred Offering Costs

Offering costs consist of professional costs incurred through the balance sheet date that are direct and incremental related to the Company’s anticipated initial public offering. These costs, together with the selling agent fees, were reclassified to additional paid-in capital upon completion of the Company’s initial public offering on January 26, 2024. Costs associated with salaries and other period costs were expensed as incurred.

Convertible Notes

The Company evaluates embedded redemption, conversion and other features within its debt to determine whether any embedded features should be bifurcated from the host instrument and accounted for as a derivative at fair value, with changes in fair value recorded in the condensed statement of operations.

The Company’s debt is carried on the condensed balance sheet on a historical cost basis net of unamortized discounts and premiums because the Company has not elected the fair value option of accounting. Costs associated with acquiring debt, including detachable warrants issued in connection with the financing, are capitalized as a debt discount. The debt discount is presented in the condensed balance sheet as a direct deduction from the carrying amount of the debt liability. The costs are amortized over the estimated contractual life of the related debt instrument using the effective interest method and are included in interest expense in the condensed statement of operations.

If the Company incurs costs associated with its convertible notes, in advance of the receipt of proceeds, the Company will record a deferred asset. Upon receipt of proceeds the Company will reclassify the deferred asset as a direct deduction from the carrying amount, as described above.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a three-level valuation hierarchy for disclosures of fair value measurements, defined as follows:

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value and require significant judgment and estimation.

The carrying value of short-term instruments, including cash, accounts payable and accrued expenses, approximate fair value due to the relatively short period to maturity for these instruments.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. See further discussion in the Notes below on this matter.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of reported assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2023 and March 31, 2023 the Company determined a full valuation allowance was required to offset its deferred tax assets as a result of recurring operating losses.

The Company accounts for uncertain tax positions in accordance with the provisions of Accounting Standards Codification (“ASC”) 740-10 which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on its tax return. The Company evaluates and records any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon examination and ultimate settlement with the tax authorities in the tax jurisdictions in which it operates. As of December 31, 2023 and March 31, 2023 the Company had no uncertain tax positions.

Stock-based Compensation

Employee and non-employee share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. For awards with a performance condition, compensation expense is recognized over the requisite service period if it is probable that the performance condition will be satisfied. For awards to non-employees, the Company recognizes compensation expense in the same manner as if the Company had paid cash for the goods or services. The Company estimates the fair value of options and equity classified warrants granted using an options pricing model. Expense is recognized within general and administrative expenses and forfeitures are recognized as they are incurred.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. The Company’s outstanding warrants are non-participating securities as they are not entitled to non-forfeitable rights to dividends or dividend equivalents during the vesting term and have no obligation to fund losses. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted calculation for the entire period being presented.

For the three and nine months ended December 31, 2023 and 2022, dilutive securities that were not included in the calculations of the loss per common share because they would be anti-dilutive included the following:

	December 31,
	2023	2022

Equity based warrants to purchase common shares	5,914,929	6,569,929
Convertible Notes - common shares (1)	1,000,000	–
Convertible Notes - equity-based warrants to purchase common shares	500,000	–
Termination agreement - equity-based warrants to purchase common shares (2)	1,600,000	–
Stock options granted under Company's incentive plan	1,703,600	–

Total potentially dilutive securities	10,718,529	6,569,929

__________________

(1)	Shares for the convertible note proceeds received as of December 31, 2023
(2)	Shares are based on estimated initial public offering price of $5.00

Research and Development Costs

Research and development costs are expensed as incurred.

Fair Value of Common Stock

Prior to establishing a public market for the Company’s common stock, the estimated fair value of the Company’s common stock was determined by the Company’s board of directors as of the date of each option grant, with input from management, considering the Company’s most recently available third-party valuations of common stock, recent sales of common stock to third parties, and the Company’s board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant.

JOBS Act Accounting Election

The Company qualifies as an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an early-stage company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Segments

The Company currently operates in one reportable segment based on management’s view of its business for purposes of evaluating performance and making operating decisions. Based upon this business model, the Company’s Chief Executive Officer, whom the Company has determined to be its chief operating decision-maker, reviews financial information as one operating segment.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 2 – Warrant Liability and Fair Value of Financial Instruments

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. While the Company believes that its valuation methods are appropriate, the Company recognizes that the use of different methodologies or assumptions to determine the fair value could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values are the probability weighting of the different settlement outcomes used. The following tables present the Company’s financial instruments remeasured on a recurring basis by level within the fair value hierarchy as of December 31, 2023 (in thousands):

Schedule of Fair Value by Level	Level 1	Level 2	Level 3

Liabilities:

Warrant liabilities	$–	$–	$4,974

The Company did not have any assets or liabilities measured at fair value as of or during the 12-month period ending March 31, 2023. There were not any transfers into or out of Level 3 as of December 31, 2023 and March 31, 2023. The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts payable and accrued liabilities approximate fair value because of their short-term nature and contractually defined value. The carrying value of the Company’s long-term convertible debt obligation approximate their fair value, based upon the recency of the transaction.

The following table summarizes the activity of the Level 3 fair value measurements (in thousands):

Schedule of Fair Value Activity	Warrant Liabilities

Balance as of March 31, 2023	$–
Additions	4,556
Change in fair value measurements - warrants mark-to-market	418

Balance as of December 31, 2023	$4,974

The Company recognized the initial warrant expense as a component of operating expenses on the condensed statement of operations under warrant expense – termination agreement for $4.6 million and the changes in the fair value under warrant liability – mark-to-market for $0.4 million. There were no changes to the valuation approaches or techniques used for Level 3 measurements.

Warrant Liabilities

As more fully detailed in Note 6 – Related Party Transactions, on July 7, 2023, the Company entered into an Exclusive License Termination Agreement (the “Termination Agreement”) with a licensee in exchange for the issuance, upon the closing of the Company’s IPO within one year of the agreement’s execution, of a warrant to purchase shares of the Company for a variable number of shares.

The fair value of the warrant liability has been estimated using a discounted cash flow model under various scenarios and used the probability-weighted expected return method (“PWERM”) comparing the probabilities of different outcomes. The outcomes considered included (i) the closing of a qualified financing as part of the Company’s IPO at various points in time and (ii) the possibility of default whereby the licensee receives nothing. Key assumptions for the model were as follows for the initial measurement:

Discount rate at issuance (1)	20.0%
Probability (2)	70%-10%-20%
Payment (3)	$0 - $8,000,000
Expected term (in years) (4)	0.48 years - 0.98 years

________________________

(1)	The initial discount rate was chosen based on private equity rates of return as described in the AICPA Practice Aid on Valuation of Privately-Held-Company Equity securities issued as compensation. For the recurring fair value measurement, the Company updated the discount rate based upon yield curves estimated to be similar in credit quality to the Company. The updated discount rate as of December 31, 2023 was 19.93%;
(2)	Scenario probability as of issuance and December 31, 2023 was based on timing expectations of management that a qualified offering occurring as of December 31, 2023 and January 25, 2024 was estimated at 70%, respectively; a qualified offering occurring as of June 30, 2024 was estimated at 10% for both periods; and no qualified offering occurring was estimated at 20% for both periods;
(3)	The warrant has a $0.01 strike price, however, the strike price is low relative to the stock price, making the warrant value close to the value of a stock unit. The agreement has a fixed payment value of $8.0 million, see Note 6 – Related Party Transactions;
(4)	For the subsequent recurring fair value measurements as of December 31, 2023, the Company updated the expected term to a range between 0.07 - 0.50 years.

Note 3 – Convertible Notes Payable

On September 9, 2023, the Company's Board of Directors (the “Board”) authorized an offering up to $2.0 million in unsecured, non-interest bearing convertible promissory notes (the “Notes”) and accompanying warrants (the “Bridge Financing Warrants”) (collectively, the “Bridge Offering”) that will mature on December 31, 2025. The Notes provided that, on the closing date of the IPO, the outstanding principal would be automatically converted into common stock at the conversion price of $2.00. Each dollar in principal amount of Notes purchased were accompanied by a five-year Bridge Financing Warrant to purchase 0.25 shares of Common stock with an exercise price of $1.00 per share. The Company records the Bridge Financing Warrants as a discount to the Notes.

The Bridge Financing Warrants can be exercised from the date of Notes issuance through the five-year anniversary of the issuance of the Notes. The shares issuable pursuant to the Notes and Bridge Financing Warrants have a 180-day lock-up after the Company’s IPO. Thereafter, the foregoing lock-up agreement will cease to apply to 25% of the purchased shares each month for a period of four months. The Note holders are not permitted to convert their Notes when the holders or any of their affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion.

As of December 31, 2023, the Company received proceeds of $2.0 million of Notes executed from the Bridge Offering, which would convert into 1.0 million shares of common stock. The Company’s effective interest rate for the Notes is 15.3% due to the amortization of the discount stemming from the issuance of the Bridge Financing Warrants.

The table below summarizes the Company’s outstanding convertible notes payable as of December 31, 2023 (in thousands).

	Principal Amount	Amortized Debt Discount	Net Carrying Amount

Zero-coupon convertible notes payable due on December 31, 2025	$2,000	$543	$1,457

Warrants

The Company issued the Notes with detachable warrants for the purchase of shares of the Company’s common stock. The Company utilized a Monte Carlo simulation model to determine the fair value of each Bridge Offering Warrant. During the nine months ended December 31, 2023, the Company issued warrants valued at $0.6 million. The key inputs to the Monte Carlo simulation used to determine the fair value of each warrant include, the Company’s stock price fair value which was determined through a back solve calculation such that the stock price results in the average total value of the Notes and the Bridge Offering Warrants being equal to the cash proceeds received, volatility based on a selection of publicly held peer companies of 101.88%, expected term of 5 years, risk free rate of 4.40%, discount rate of 20.00% and a discount for lack of marketability of 15.77%.

During the three months ended December 31, 2023, the Company recorded less than $0.1 million in interest expense related to the amortization of the debt discount.

The following table presents a summary of activity for the warrants issued in connection with the Company’s Notes:

	Warrants	Weighted-Average Exercise Price Per Share	Remaining Life (In Years)	Aggregate Intrinsic Value*

Outstanding and exercisable, March 31, 2023	–	$–	–	$–
Granted	500,000	1.00	4.73	–
Exercised	–	–	–	–
Exchanged for warrants	–	–	–	–
Forfeited/Cancelled	–	–	–	–
Expired	–	–	–	–
Outstanding, December 31, 2023	500,000	$1.00	4.73	$500,000

Exercisable, December 31, 2023	500,000	$1.00	4.73	$500,000

___________________

*Aggregate Intrinsic Value = Excess of market value over the exercise price of all in-the-money warrants. No outstanding or exercisable warrants were in-the-money as of December 31, 2023.

Note 4 – Equity

On November 29, 2023, the Company’s Board of Directors and applicable shareholders approved to amend and restate the Company’s certificate of incorporation and increased the authorized shares to 500,000,000 shares of common stock, with a par value of $.001 per share, and 10,000,000 shares of preferred stock, with a par value of $.001 per share. The specific rights of the preferred stock shall be determined by the Board of Directors.

Preferred Stock

As of December 31, 2023, the Company had no shares of preferred stock outstanding.

Common Stock

On April 6, 2023, the Board of Directors approved a private placement offering of up to 2,000,000 common shares at a price of $2.00 per share. During the nine months ended December 31, 2023, the Company sold 1,420,000 shares for cash proceeds of $2,840,000. The Company did not incur any costs that were direct and incremental to the private placement.

On September 9, 2023, the Board approved a Bridge Offering. See Note 3 Convertible Notes Payable for additional detail as these notes are convertible into common stock.

Stock Plan and Stock Options

In June 2023, the Company adopted, and the Company’s shareholders approved, the Autonomix Medical, Inc. 2023 Stock Plan (the “Plan”). The Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards and stock unit awards to key employees, non-employee directors, and consultants, subject to certain individual threshold limitations. The Plan provides for up to 4,000,000 shares to be issued. Shares that are surrendered because of forfeiture, expiration, termination, or cancellation are available for re-issuance.

In August 2023, the Plan was amended to allow for an automatic increase of the available shares for issuance, whereby on the 1st of each fiscal year, beginning on April 1, 2024 and ending on (and including) April 1, 2033 in an amount equal to five percent (5%) of the total number of shares of Common Stock outstanding on the March 31st immediately preceding the applicable date. However, the Board may act prior to the automatic increase of a given year to provide that there will be no increase for such year, or that the increase for such year will be a lesser number of shares of Common Stock.

The following table summarizes the stock option activity for the nine months ended December 31, 2023. There were no options outstanding during the nine months ended December 31, 2022.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (In Years)

Outstanding and exercisable, March 31, 2023	–	$–	–
Granted	1,703,600	2.26	–
Exercised	–	–	–
Exchanged for warrants	–	–	–
Forfeited/Cancelled	–	–	–
Expired	–	–	–
Outstanding, December 31, 2023	1,703,600	$2.26	9.47

Exercisable, December 31, 2023*	157,117	$2.00	9.25

_____________________

*Aggregate Intrinsic Value = Excess of market value over the exercise price of all in-the-money stock. No outstanding or exercisable options were in-the-money as of December 31, 2023.

During the nine months ended December 31, 2023, the Company granted certain individuals options to purchase 1,703,600 shares of common stock with an average exercise price of $2.26 per share, a contractual term ranging from three years to ten years, and vesting periods that included monthly over one year, quarterly over one year, monthly over four years, annually over four years and a portion that vests as of December 31, 2023 with remaining shares vesting annually over four years. The options had an aggregate grant date fair value of $3.0 million that was calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model included the following: (1) fair value of common stock on the measurement date of $2.00 per share for options granted as of September 30, 2023 and $5.00 per share for options granted subsequent to September 30, 2023; (2) discount rate ranging from 4.02% to 4.98% based on the daily yield curve rates for U.S. Treasury obligations, (3) expected life ranging from 1.77 years to 6.25 years based on the simplified method (vesting plus contractual term divided by two), (4) expected volatility ranging from 95% to 119% based on the historical volatility of comparable companies' stock and (5) fair market value of the Company's stock at $2.00 per share for options granted as of September 30, 2023 and $5.00 per share for options granted subsequent to September 30, 2023.

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at December 31, 2023 was $2.7 million. During the three and nine months ended December 31, 2023, the Company recorded stock-based compensation - option expense of $0.2 million and $0.4 million, respectively in general and administrative expenses. There was no recorded stock-based compensation - option expense for the three and nine months ended December 31, 2022.

Equity-Based Stock Warrants

The Company will periodically grant warrants to investors in connection with equity financing or to third-party service providers in exchange for services rendered. The following table summarizes the stock warrant activity for the nine months ended December 31, 2023:

	Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (In Years)	Aggregate Intrinsic Value*

Outstanding and exercisable, March 31, 2023	6,569,929	$0.02	5.99	$12,982,587
Granted	20,000	2.00	0.01	–
Exercised**	(673,650)	0.01	–	–
Exchanged for warrants	–	–	–	–
Forfeited/Cancelled	(1,350)	0.01	–	–
Expired	–	–	–	–
Outstanding, December 31, 2023	5,914,929	$0.03	4.96	$11,639,337

Exercisable, December 31, 2023	5,901,596	$0.03	4.97	$11,639,337

_________________

*	Aggregate Intrinsic Value = Excess of market value over the exercise price of all in-the-money stock.
**	All exercised shares utilized the “cashless exercise” option.

Intrinsic value, for all warrants, was based on the common stock price in the most recent fundraising completed in September 2023. The unrecognized compensation expense at December 31, 2023 was less than $0.1 million. During the three and nine months ended December 31, 2023, the Company recorded stock-based compensation - warrant expense of less than $0.1 million, respectively. There was no recorded stock-based compensation - warrant expense for the three and nine months ended December 31, 2022.

Under the fair value method, the fair value of each warrant was estimated on the grant date using the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model included the following: (1) fair value of common stock on the measurement date of $2.00 per share; (2) discount rate of 5.37% based on the daily yield curve rates for U.S. Treasury obligations, (3) expected life of 1.77 years and (4) expected volatility of 119% based on the historical volatility of comparable companies' stock.

Note 5 – Commitments and Contingencies

Legal Proceedings

From time to time, we may be involved in claims that arise during the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not currently have any pending litigation to which we are a party or to which our property is subject that we believe to be material. Regardless of the outcome, litigation can be costly and time consuming, and it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations.

Employment Agreements

On June 30, 2023, the Company entered into an employment agreement with Lori Bisson pursuant to which Ms. Bisson agreed to serve as the Company’s Chief Executive Officer commencing July 1, 2023 for an initial term of three years, which will be automatically renewed for additional one-year terms unless either party chooses not to renew the agreement. The agreement provided for an initial annual base salary of $300,000. Ms. Bisson is eligible to receive an annual bonus of up to 50% of her base salary, provided that the final determination on the amount of the annual bonus, if any, will be made by the Compensation Committee of the Board of Directors, based on criteria established by the Compensation Committee. If Ms. Bisson’s employment is terminated at our election without “cause”, which requires 90 days advance notice, or by Ms. Bisson for “good reason,” Ms. Bisson shall be entitled to receive severance payments equal to twelve months of Ms. Bisson’s base salary and 100% of the target bonus for the year in which such termination occurs; provided that such amounts shall be increased by 50% if Ms. Bisson’s agreement is terminated without “cause” or by Ms. Bisson for “good reason” within three months prior to or twelve months after a “change of control.” Ms. Bisson agreed not to compete with us until twelve months after the termination of her employment.

On July 24, 2023, the Company entered into an employment agreement with Trent Smith to serve as the Company’s Chief Financial Officer commencing July 15, 2023 for an initial term of three years, which will be automatically renewed for additional one-year terms unless either party chooses not to renew the agreement. The agreement provided for an initial annual base salary of $225,000. Mr. Smith is eligible to receive an annual bonus of up to 33% of his base salary, provided that the final determination on the amount of the annual bonus, if any, will be made by the Compensation Committee of the Board of Directors, based on criteria established by the Compensation Committee. If Mr. Smith’s employment is terminated at our election without “cause”, which requires 90 days advance notice, or by Mr. Smith for “good reason,” Mr. Smith shall be entitled to receive severance payments equal to nine months of Mr. Smith’s base salary and 100% of the target bonus for the year in which such termination occurs; provided that such amounts shall be increased by an additional four and one-half months of salary and an additional 25% of the target annual bonus if Mr. Smith’s agreement is terminated without “cause” or by Mr. Smith for “good reason” within three months prior to or twelve months after a “change of control.” Mr. Smith agreed not to compete with us until twelve months after the termination of his employment.

Selling Agent Commitments

The Company entered into a selling agency agreement in anticipation of an initial public offering that resulted in a commitment of approximately $0.2 million for diligence and anticipated legal costs. The Company will pay a cash commission of 7.0% to the selling agent on sales of the shares of common stock in the offering. In addition, the Company has agreed to issue the selling agent warrants to purchase up to a total number of shares of common stock equal to 2.675% of the total number of shares sold in the initial public offering at an exercise price equal to 125% of the public offering price of the shares sold in the initial public offering. The selling agent warrants will be exercisable at any time, and from time to time, in whole or in part, commencing from the date that is six months after the commencement date of sales in the initial public offering and expiring on the fifth anniversary of the commencement date of sales in the initial public offering. The selling agent warrants will have a cashless exercise provision and will provide for registration rights with respect to the registration of the shares underlying the warrants.

During the nine months ended December 31, 2023, the Company paid $0.1 million of deferred offering costs related to its anticipated initial public offering.

Note 6 – Related Party Transactions

The Company utilizes a consulting firm that is owned by the Company’s former Chief Financial Officer to provide accounting and financial reporting services and pays certain expenses on behalf of the Company. During the nine months ended December 31, 2023 and 2022, the Company incurred fees of $0.1 million and less than $0.1 million, respectively, for these services, excluding officer compensation. As of December 31, 2023 and March 31, 2023, the Company owed the consulting firm less than $0.1 million, respectively, for services and expenses.

As of December 31, 2023, members of the Company’s management/Board and an immediate family member of the Company’s management (related party), collectively purchased $0.5 million ($0.4 million and $0.1 million, respectively) of the Bridge Offering.

On December 21, 2021, the Company entered into a perpetual, worldwide, exclusive license agreement (the “License” or “License Agreement”) with a company controlled by a significant stockholder of the Company (the “Licensee”). The License allows the Licensee to use certain intellectual property and technology related to the diagnosis and treatment of cardiovascular conditions held by the Company. Upon 90 days following the completion of an initial public offering or special purpose acquisition company transaction, the Licensee may enter into sublicenses of the licensed intellectual property and technology.

On July 7, 2023, the Company and the Licensee entered into an Exclusive License Termination Agreement (the “Termination Agreement”) in exchange for the issuance, upon the closing of the Company’s initial public offering within one year of the agreement’s execution, of a warrant to purchase shares of the Company for a variable number of shares. The variable number of shares that will be issued is based upon a fixed value of $8.0 million divided by the price per share in the offering. The warrants will be exercisable at a price of $0.001 per share and may be exercised any time after the issuance date, subject to a beneficial ownership limitation, and expires five years from the original issuance. The warrants provide voting rights, dividend rights, and other rights of a shareholder prior to exercise. The shares underlying the warrant will be subject to a lockup agreement for a period of six months after the closing of the offering with respect to 12.5% of the shares issued and twelve months after the closing of the offering for the remainder of the shares.

Note 7 – Subsequent Events

On January 26, 2024, the Company consummated its IPO. In the IPO, the Company sold a total of 2,234,222 shares of common stock at a purchase price of $5.00 per share for gross proceeds of $11.2 million and net proceeds of $9.8 million. In connection with the closing of the IPO, a portion of the Company's convertible notes were converted into 335,000 shares of the Company's common stock. Total shares of common stock outstanding at the closing of the IPO amounted to 18,687,061 shares. Upon the closing of the IPO, certain notes were to be automatically converted according to their terms into the Company’s common stock to the extent and provided that certain holders of these notes are not permitted to convert such notes to the extent that the holders or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. Due to this 4.99% limitation, principal representing $1.3 million, or 665,000 shares, of these notes remained outstanding.

On January 26, 2024, as part of the Company’s closing of its IPO, the Company issued a warrant to purchase 59,765 shares pursuant to the agreement with the selling agent in the Company’s IPO. These warrants equal 2.675% of the 2,234,222 shares sold in the Company’s IPO.

On January 29, 2024, the Company issued a warrant to purchase 1,600,000 shares (the “Warrant”) pursuant to the Termination Agreement noted in Note 6 – Related Party Transactions. The shares underlying the Warrant are subject to a lockup agreement for a period of six months after the closing of the IPO with respect to 12.5% of the shares issued and twelve months after the closing of the IPO for the remainder of the shares. In connection with the Termination Agreement, the Company agreed to register the resale of the shares of common stock underlying the Warrant within 90 days after the closing of the IPO.

In January and February 2024, approximately 1.8 million warrants were exercised on a cashless basis.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Form 10-Q to “we," “us," ”its," “our” or the “Company” are to Autonomix Medical, Inc. (“Autonomix”), as appropriate to the context.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See the section titled “Risk Factors” in our offering circular dated January 25, 2024 (File No. 024-12296) (the “Offering Circular) filed with the Securities and Exchange Commission (the “SEC”) on January 26, 2024 pursuant to Rule 253(g)(2) under the Securities Act of 1933, as amended (the “Securities Act”), which is available on the SEC’s EDGAR website at www.sec.gov, for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under “Risk Factors” as discussed in our Offering Circular and in other filings made by us from time to time with the SEC.

While we believe we have identified material risks, these risks and uncertainties are not exhaustive. Other sections of this Form 10-Q may describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this Form 10-Q to conform our prior statements to actual results or revised expectations, and we do not intend to do so.

Forward-looking statements include, but are not limited to, statements about:

•	the success of our future clinical trials;
•	competition from existing products or new products that may emerge;
•	potential product liability claims;
•	our dependency on third-party manufacturers to supply or manufacture our future products;
•	our ability to obtain all parts required to manufacture our devices;

•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	our ability and third parties’ abilities to protect intellectual property rights;
•	our ability to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively;
•	risks associated with our identification of material weaknesses in our control over financial reporting;
•	natural disasters affecting us, our primary manufacturer or our suppliers;
•	our ability to establish relationships with health care professionals and organizations;
•	general economic uncertainty that adversely affects spending on medical procedures;
•	volatility in the market price of our stock; and
•	potential dilution to current stockholders from the issuance of equity awards.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q in the case of forward-looking statements contained in this Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Therefore, you should not rely on any of the forward-looking statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Overview

We are a development stage medical device development company focused on advancing innovative technologies for sensing and treating disorders relating to the nervous system. Our first-in-class technology platform includes a catheter-based microchip-enabled array that can detect and differentiate neural signals with a high degree of sensitivity as demonstrated in animal studies. We calculate sensitivity in units of minimum signal detection voltage in micro volts (uV) time area of the electrode (square millimeters). It is a combined measure that is related to the signal resolving power and spatial resolution of the system. For the BSC Orion, the nearest device on the market, the metrics are 10uV for signal detection levels, and roughly 0.4mm by 0.5mm for the electrode dimensions. For the Autonomix device, the metrics are <1uV for signal detection levels and roughly 0.02mm by 0.03mm for the electrode dimensions. The differences in these metrics result in a calculation of 3,000 times greater sensitivity for the Autonomix device. We believe, if we can recreate these results in clinical trials, this will enable a method of transvascular targeting, treating, and confirming treatment of diseases involving the nervous system throughout the body that is not currently available and may be capable of filling a wide range of unmet medical needs.

We are initially developing our technology for patients with pancreatic cancer and pancreatitis, conditions that can cause debilitating pain and need a more effective solution. However, we believe our technology constitutes a platform with the potential to address dozens of indications in a range of areas including chronic pain management from all causes, hypertension, cardiovascular disease and a wide range of other nerve-related disorders.

Our development efforts can be divided into to two sub parts: sensing and treatment, where sensing is focused on identifying neuronal activity that may be associated with a disorder with enough precision to enable targeted treatment. While the treatment may vary depending on the disorder, in our initial indications this will involve energy-based ablation (deliberate tissue damage, also referred to as denervation) intended to stop unwanted neuronal activity.

 Our sensing catheter has already been developed sufficiently to demonstrate in animal models successful identification of a signal from a specific nerve before ablation and confirmation of termination of the signal from the treated nerve after ablation. We are now in the process of improving the assembly of this catheter to meet the standards required for human use. In parallel with this effort, we are preparing for a first-in-human demonstration of transvascular ablation (without the use of our sensing technology) to relieve pain associated with pancreatic cancer. Once these two efforts are completed, we plan to bring sensing and treatment together in a pivotal clinical trial to enable the commercial launch of our technology. As stated above, we are a development stage company and there is no guarantee that the results of any trials will produce positive results or that the results will support our claims.

Recent Developments

On January 26, 2024, we consummated our initial public offering (“IPO”). In the IPO, we sold a total of 2,234,222 shares of common stock at a purchase price of $5.00 per share for gross proceeds of $11.2 million and net proceeds of $9.8 million. In connection with the closing of the IPO, a portion of our convertible notes were converted into 335,000 shares of our common stock. Total shares of common stock outstanding at the closing of the IPO amounted to 18,687,061 shares. Upon the closing of the IPO, certain notes were to be automatically converted according to their terms into our common stock to the extent and provided that certain holders of these notes are not permitted to convert such notes to the extent that the holders or any of its affiliates would beneficially own in excess of 4.99% of our common stock after such conversion. Due to this 4.99% limitation, principal representing $1.3 million, or 665,000 shares, of these notes remains outstanding.

Results of Operations for the Three and Nine Months Ended December 31, 2023 Compared to the Three and Nine Months Ended December 31, 2022

Below is a summary of the results of operations (in thousands):

	Three Months ended December 31,
	2023	2022	Change ( $ )	Change ( % )
Operating expenses:
General and administrative	$2,323	$345	$1,978	573%
Research and development	601	199	402	202%
Warrant expense - termination agreement	–	–	–	0%
Total operating expenses	$2,924	$544	$2,380	438%

	Nine Months ended December 31,
	2023	2022	Change ( $ )	Change ( % )
Operating expenses:
General and administrative	$3,674	$995	$2,679	269%
Research and development	1,384	338	1,046	309%
Warrant expense - termination agreement	4,556	–	4,556	100%
Total operating expenses	$9,614	$1,333	$8,281	621%

General and Administrative Expense

General and administrative expense was $2.3 million for the three months ended December 31, 2023 compared to $0.3 million for the same period in 2022. This $2.0 million increase was driven primarily by increases in advertising of $1.3 million in preparation for our IPO, officer compensation of $0.3 million, as we expanded our management team, stock-based compensation of $0.2 million, legal and professional fees of $0.1 million and other expenses of $0.1 million.

General and administrative expense was $3.7 million for the nine months ended December 31, 2023 compared to $1.0 million for the same period in 2022. This $2.7 million increase was driven primarily by increases in advertising of $1.3 million in preparation for our IPO, officer compensation of $0.5 million, as we expanded our management team, stock-based compensation of $0.4 million, legal and professional fees of $0.4 million, and other expenses of $0.1 million.

Research and Development Expense

Research and development expense was $0.6 million for the three months ended December 31, 2023 compared to $0.2 million for the same period in 2022. Research and development expense was $1.4 million for the nine months ended December 31, 2023 compared to $0.3 million for the same period in 2022. The increase in research and development expenses during the current year was mainly attributed to clinical trial planning and development cost. We expect to incur increased research and development costs in the future as we continue our clinical trial.

Warrant expense – termination agreement

During the nine months ended December 31, 2023, we had warrant expense of $4.6 million related to a license termination agreement. See Note 2 - Warrant Liability and Fair Value of Financial Instruments to the unaudited financial statements for additional information. Warrant Expense – termination agreement was $0 during the three and nine months ended December 31, 2022 as there was no comparable instrument or expense in the prior period.

Other Income/Expense

Warrant liability mark-to-market

During the three and nine months ended December 31, 2023, we had interest expense for a mark-to-market adjustment of warrants of $0.2 million and $0.4 million, respectively. Warrant Liability - mark-to market adjustment was $0 during the three and nine months ended December 31, 2022 as there was no comparable instrument or expense in the prior period.

Interest expense

For the three and nine months ended December 31, 2023, we had interest expense of less than $0.1 million, related to the amortization of debt discount. Interest expense was $0 during the three and nine months ended December 31, 2022 as there was no comparable instrument or expense in the prior period.

Interest income

For the three and nine months ended December 31, 2023, we had interest income of less than $0.1 million. Interest income for the three and nine months ended December 31, 2022 was $0.

Liquidity and Capital Resources

On December 31, 2023, we had cash of $1.2 million, and working capital of $0.7 million. We have historically funded our operations from proceeds from debt and equity sales. In June 2023, we completed a financing with several accredited investors for the sale of 1,420,000 shares of common stock with gross proceeds of $2.8 million. As of December 31, 2023, proceeds of $2.0 million were received from the Bridge Offering. Including the approximately $9.8 million of net proceeds from the IPO received in January 2024, we estimate our current cash resources are sufficient to fund our operations into but not beyond the first calendar quarter of 2025.

Our plan of operations is primarily focused on developing, with the product in the proof-of-concept stage at this time. We are initially focusing on the treatment of pain associated with pancreatic cancer and we have designed our commercialization efforts around this as our first proposed indication for use.

We will need to raise additional capital to meet our obligations and execute our business plan. We estimate that we will require additional financing of approximately $10 million to $40 million to fund our operations during the pendency of the trials. The timing and costs of clinical trials are difficult to predict and trial plans may change in response to evolving circumstances and as such the foregoing estimates may prove to be inaccurate. If we are unable to raise sufficient funds, we will be required to develop and implement an alternative plan to further extend payables, reduce overhead or scale back our business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $4.4 million during the nine months ended December 31, 2023, consisting of a net loss of $10.0 million and in increase in operating assets and liabilities of $0.3 million. The change in operating assets and liabilities included sources of cash from an increase in accounts payable of $0.5 million and accrued expenses of $0.3 million offset by a use of cash for other current assets of $0.5 million. The increases in accounts payable and accrued expenses were driven primarily by increased research and development costs for the development of our medical devices, general and administrative costs consisting of professional fees, officer compensation and marketing costs. The increase in other current assets was driven primarily by prepaid marketing costs. Non-cash items consisted of $4.6 million for warrant expense – termination agreement, $0.4 million for warrant liability – mark-to-market adjustment and stock-based compensation of $0.4 million.

Cash used in investing activities

Net cash used in investing activities was $16 thousand for the nine months ended December 31, 2023 related to the purchase of computer hardware and software.

Cash provided by financing activities

Net cash provided by financing activities was $4.7 million for the nine months ended December 31, 2023 consisting of $2.8 million from the sale of common stock and $2.0 million of cash proceeds from convertible notes. We also paid $0.1 million in issuance costs related to the sales of common stock. Net cash provided by financing activities was zero during the nine months ended December 31, 2022.

Contractual Obligations and Commitments

None.

Employment Arrangements

We have agreements with key employees to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain key members of executive management to provide certain benefits, including salary and other wage-related benefits, in the event of termination without cause. In total, these benefits would amount to $0.8 million using the rate of compensation in effect at December 31, 2023.

Off-balance Sheet Arrangements

As of December 31, 2023 and March 31, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Significant Judgments and Estimates

The financial statements in this quarterly report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, including the following: research and development expenses, accrued liabilities, income tax valuations, warrants, and stock-based compensation. Management relies on historical experience and other assumptions believed to be reasonable in making its judgments and estimates. Actual results could differ materially from those estimates.

Management believes its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change.

Our accounting policies are more fully described under the heading “Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies” in Note 1 to our Condensed Financial Statements included in this Form 10-Q.

We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Components of our Results of Operations and Financial Condition

Operating expenses

We classify our operating expenses into three categories: (i) research and development, (ii) general and administrative and (iii) warrant expense – termination agreement.

Research and development. Research and development expenses consist primarily of:

•	costs incurred to conduct research, such as animal research;
•	costs related to the design and development of our technology, including fees paid to contract engineering firms and contract manufacturers;

•	salaries and expenses, including stock-based compensation, related to our employees primarily engaged in research and development activities;
•	fees paid to clinical consultants, clinical trial sites and vendors, including clinical research organizations, in preparation for clinical trials and our applications with the FDA;
•	costs to develop our intellectual property; and
•	costs related to compliance with regulatory requirements.

We expect our research and development expenses to increase in the future as we advance our product into and through clinical trials, pursue additional regulatory approvals of our product in the United States, and continue commercial development of our device(s). The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The probability of success for our technology may be affected by a variety of factors including: the quality of our product, early clinical data, investment in our clinical program, competition, manufacturing capability and commercial viability. We may not succeed in achieving all necessary regulatory approvals for our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development process or when and to what extent, if any, we will generate revenue from the commercialization and sale of our device.

General and administrative

General and administrative expenses consist of personnel related costs, which include salaries, as well as the costs of professional services, such as accounting and legal, facilities, information technology, stock-based compensation for general and administrative personnel, insurance, travel costs and other administrative expenses and costs to defend our patents. We expect our general and administrative expenses to increase due to the IPO, the anticipated growth of our business and related infrastructure, as well as accounting, insurance, investor relations and other costs associated with being a public company.

Stock-based compensation

Stock-based compensation transactions are recognized as compensation expense in the statements of operations based on their fair values on the date of the grant. The expense for equity awards expected to vest is recognized over the applicable vesting period of the stock award using either the straight-line method or the accelerated method, depending on the vesting structure, and is included in general and administrative. We estimate the fair value of options granted using the Black-Scholes option pricing model. This estimate uses assumptions regarding a number of inputs that require us to make significant estimates and judgments. The expected volatility assumption was based on industry peer information.

Accounting for Warrants

We issued warrants to purchase shares of common stock (i) in connection with the Bridge Offering, (ii) as part of selling agent compensation in 2023 and 2024, and (iii) in connection with the Exclusive License Termination Agreement (the “Termination Agreement”). We accounted for such warrants in accordance with Accounting Standards Codification (“ASC”) Topic 480-10, Distinguishing Liabilities from Equity and ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity. Based on this guidance, we determined that warrants issued in connection with the Termination Agreement should be accounted for as a liability and the remaining warrants issued meet the requirements for equity classification. Liability classified warrants are subject to remeasurement at each balance sheet date, while equity classified warrants are valued at inception only.

Bridge Financing Warrants

The fair value of the Bridge Financing Warrants is estimated using a Monte Carlo simulation model with probability-weighted expected return method ("PWERM") based on the probabilities of different potential outcomes for the Notes issued with the Bridge Financing Warrants. The outcomes considered included (i) qualified financing as part of our planned IPO at various points in time and (ii) repayment in cash at maturity. Any increase in the amount of time expected until a qualified financing event and/or a reduction in the likelihood of a qualified financing event occurring during the term of the Notes would likely increase the fair value of the warrant, while the inverse of each scenario would have the opposite effect. The significant judgments and assumptions to the Monte Carlo simulation include, the Company’s stock price, volatility based on a selection of publicly held peer companies, discount rate, and a discount for lack of marketability.

Common Stock Fair Value – The fair value of our common stock price was determined through a back solve, solving for the stock price that results in the average total value of the Notes and the warrants being equal to the cash proceeds received in the transaction it was issued at across one million iterations of the simulation.

Historical Volatility – We determine the expected volatility by weighing the historical average volatilities of publicly traded industry peers. Our intention is to consistently apply this methodology using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our common stock becomes available. We will monitor our peer group for circumstances that may require a change to the composition or make-up of the entities and will identify if/when more suitable companies whose stock prices are publicly available would be utilized in the calculation.

Discount Rate - The rate is chosen based on private equity rates of return as described in the AICPA Practice Aid on Valuation of Privately-Held-Company Equity securities Issued as Compensation, choosing the rate at the lower end of the range.

Credit Rating – Our credit rating impacts the identification and calculation of the discount rate.

Discount for lack of marketability – Subsequent to the IPO, any shares issued pursuant to an exercise of the Bridge Financing Warrants, would be subject to a six-month lock-up. Consistent with AICPA’s Accounting and Valuation Guide: Valuation of Privately-Held-Company Equity Securities Issued as Compensation, the Finnerty model was used to estimate the discount for lack of marketability.

The fair value of the Notes and Bridge Financing Warrants is calculated such that they will combine to equal the cash purchase price of the Bridge Offering. Any changes in these assumptions will impact how the transaction price from the Bridge Offering is distributed between the Notes and the Bridge Financing Warrants.

Termination Agreement Warrants

The fair value of the Termination Agreement Warrants, is estimated using a discounted cash flow model under various scenarios and used the probability-weighted expected return method (“PWERM”) comparing the probabilities of different outcomes. The outcomes considered included (i) qualified financing as part of our planned IPO at various points in time and (ii) possibility of default whereby the investor receives nothing. Any increase in the amount of time expected until a qualified financing event and/or a reduction in the likelihood of a qualified financing event occurring during the term of the warrant would decrease the fair value of the warrant, while the inverse of each scenario would have the opposite effect.

Additional significant assumptions and judgments used in preparing the discounted cash flow model include:

Discount Rate - The rate is chosen based on private equity rates of return as described in the AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation, choosing the rate at the lower end of the range.

Credit Rating – Our credit rating impacts the identification and calculation of the discount rate.

Any ongoing improvements in our credit rating would have the effect of driving down the discount rate used in the periodic re-measurement of the Termination Agreement warrants. Reductions in the Company’s discount rate would increase the fair value of the Termination Agreement warrants, while an increase in this factor will have an opposite effect.

Other Warrants

The fair value of consulting warrants issued is estimated using the Black-Scholes option pricing model. The significant judgments and assumptions used in applying the Black-Scholes option pricing model include the underlying common stock at the measurement dates, the expected term, expected dividend yield and historical volatility of comparable companies’ stock.

Common Stock Fair Value – During the period, we periodically sold shares of our common stock for cash in an arms-length transaction. We consider these transactions as indicative of the fair value of our common stock when applying the Black-Scholes option pricing model.

Expected Term – The estimate of the expected term of awards was determined in accordance with the contractual term of the arrangement.

Expected Dividend Yield – We have not declared or paid any cash dividends and do not presently intend to pay any in the foreseeable future. We have no plans or expectations that this assumption will change in the foreseeable future.

Historical Volatility – We determine the expected volatility by weighing the historical average volatilities of publicly traded industry peers. Our intention is to consistently apply this methodology using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our common stock becomes available. We will monitor our peer group for circumstances that may require a change to the composition or make-up of the entities and will identify if/when more suitable companies whose stock prices are publicly available would be utilized in the calculation.

A decrease in volatility and expected term will decrease the estimated fair value of the warrant, while an increase in these factors will have an opposite effect.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

We maintain a set of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, designed to ensure that material information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), who serves as our principal executive officer, and Chief Financial Officer (“CFO”), who serves as our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision, and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness, as of December 31, 2023, of our disclosure controls and procedures. Based upon such evaluation and due to both the limited staffing of the Company at its early stage of development and the existence of the material weaknesses in our internal control over financial reporting described below, our CEO and CFO have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As previously disclosed in our Offering Circular, our management concluded that our internal control over financial reporting was, and continues to be, ineffective as of December 31, 2023 due to material weaknesses in our internal controls arising from complex accounting associated with debt and equity transactions; a lack of segregation of duties, financial statement reporting and general technology controls; and earnings per share computations. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to maintain effective segregation of duties on our assessment of our internal control over financial reporting and has concluded that the control deficiency represents a material weakness. In June and July 2023, we hired a new full-time Chief Executive Officer and Chief Financial Officer with significant financial and accounting experience in both private and public companies. During the nine months ended December 31, 2023, we added the use of additional consulting firms to assist with significant and complex accounting transactions and to assist with our segregation of duties and create a more structured financial statement reporting environment. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely. We are continually monitoring and assessing the situation on our internal controls to minimize the impact on their design and operating effectiveness.

Other than as described above, there has been no change in our internal control over financial reporting during our most recent calendar quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, in the ordinary course of our business, we may be involved in legal proceedings, the outcomes of which may not be determinable. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable. We have insurance policies covering potential losses where such coverage is cost effective.

Item	1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Offering Circular, which is incorporated herein by reference. The risks described in the Offering Circular are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to our risk factors from those set forth in our Offering Circular.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended December 31, 2023, we issued $2.0 million in unsecured, non-interest bearing convertible promissory notes (the “Notes”) and accompanying warrants (the “Bridge Financing Warrants”). The Notes provided that, on the closing date of the IPO, the outstanding principal would be automatically converted into common stock at the conversion price of $2.00. Each dollar in principal amount of Notes purchased were accompanied by a five-year Bridge Financing Warrant to purchase 0.25 shares of Common stock with an exercise price of $1.00 per share. The issuance of the Notes and the Bridge Financing Warrants was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc. (incorporated by reference from exhibit 2.1 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)
3.2	Amended and Restated Bylaws of Autonomix Medical, Inc. (incorporated by reference from exhibit 2.2 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)
10.1	Selling Agency Agreement (Definitive) between the Company and Digital Offering, LLC (incorporated by reference from exhibit 1.2 of the Form 1-A/A, file number 024-12296, filed August 22, 2023)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONOMIX MEDICAL, INC.

SIGNATURE	TITLE	DATE

/s/ Lori Bisson	Chief Executive Officer, President and Director (principal executive officer)	February 13, 2024
Lori Bisson

/s/ Trent Smith	Chief Financial Officer and Executive Vice-President (principal financial and accounting officer)	February 13, 2024
Trent Smith

