Form 10-Q
period 2024-06-30
Autonomix Medical, Inc.
filed 2024-08-13
CIK 1617867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the Company's outstanding common stock as of August 2, 2024 was 23,036,933.

Autonomix Medical, Inc.

Index to Unaudited Condensed Financial Statements

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Autonomix Medical, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)	As of
	June 30,	March 31,
	2024	2024

Assets
Current assets:
Cash and cash equivalents	$6,751	$8,608
Other current assets	325	783
Total current assets	7,076	9,391
Long term assets:
Fixed assets, net	19	16
Total long term assets	19	16

Total Assets	$7,095	$9,407

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$287	$492
Accrued expenses	476	285
Total current liabilities	763	777
Long term liabilities:
Long term debt - convertible notes, net of unamortized debt discount	1,043	1,002
Total long term liabilities	1,043	1,002

Total Liabilities	$1,806	$1,779

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized as of June 30, 2024 and March 31, 2024, respectively, no shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	$-	$-
Common stock, $0.001 par value, 500,000,000 shares authorized as of June 30, 2024 and March 31, 2024, respectively, 19,242,081 and 18,846,094 shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	19	19
Additional paid-in capital	46,938	46,578
Accumulated deficit	(41,668)	(38,969)
Total Stockholders' Equity	5,289	7,628

Total Liabilities and Stockholders' Equity	$7,095	$9,407

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	June 30,
(in thousands, except share and per share data)	2024	2023

Operating expenses:
General and administrative	$1,799	$503
Research and development	954	368

Total operating expenses	2,753	871

Loss from operations	(2,753)	(871)

Other (expense) income:
Interest expense	(41)	-
Interest income	95	6

Total other income	54	6

Loss before income taxes	(2,699)	(865)

Income taxes	-	-

Net loss	$(2,699)	$(865)

Loss per share - basic and diluted	$(0.14)	$(0.07)

Weighted average shares outstanding - basic and diluted	18,902,248	12,884,604

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Changes in Stockholders' Equity

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance March 31, 2023	-	-	12,337	12	24,175	(23,543)	644

Net loss	-	-	-	-	-	(865)	(865)
Issuance of common stock	-	-	1,420	2	2,838	-	2,840

Balance June 30, 2023	-	-	13,757	14	27,013	(24,408)	2,619

Balance March 31, 2024	-	-	18,846	19	46,578	(38,969)	7,628
	-	-
Net loss	-	-	-	-	-	(2,699)	(2,699)
Stock-based compensation	-	-	-	-	360	-	360
Refund of common stock from IPO	-	-	(1)	-	-	-	-
Issuance of common stock - warrants exercised	-	-	397	-	-	-	-

Balance June 30, 2024	-	-	19,242	19	46,938	(41,668)	5,289

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
(in thousands)	2024	2023

Cash Flows from Operating Activities:
Net loss	$(2,699)	$(865)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	360	-
Depreciation and amortization expense	43	-
Changes in operating assets - decrease/(increase):
Other current assets	458	(25)
Changes in operating liabilities - (decrease)/increase:
Accounts payable	(205)	209
Accrued expenses	191	20
Net cash used in operating activities	(1,852)	(661)

Cash Flows from Investing Activities:
Purchase of property and equipment	(5)	-
Net cash used in investing activities	(5)	-

Cash Flows from Financing Activities:
Issuance of common stock	-	2,840
Payment of offering costs	-	(105)
Net cash provided by financing activities	-	2,735

Net change in cash and cash equivalents	(1,857)	2,074

Cash and cash equivalents, at beginning of period	8,608	865

Cash and cash equivalents, at end of period	$6,751	$2,939

Supplemental cash flow disclosures:
Non-cash financing activities:
Cashless exercise of warrants	$4	$-

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

For the  three months ended June 30, 2024 and 2023, the Company incurred net losses of $2.7 million and $0.9 million, respectively, and had net cash flows used in operating activities of $1.9 million and $0.7 million, respectively. The Company had no revenues for the three months ended June 30, 2024 and 2023, respectively, and an accumulated deficit of $41.7 million, working capital of $6.3 million and cash of $6.8 million as of June 30, 2024. The Company does not expect to generate positive cash flows from operating activities in the near future.

The Company estimates its current cash resources are sufficient to fund its operations into but not beyond the second calendar quarter of 2025. The Company recognizes it will need to raise additional capital to continue to execute its business plan, including obtaining regulatory clearance for its products currently under development and commercializing and generating revenues from products under development. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. A failure to raise sufficient capital, generate sufficient product revenues, control expenditures and regulatory matters, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives. If the Company is unable to raise sufficient additional funds, it will have to scale back its operations.

These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying condensed financial statements have been prepared on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The accompanying condensed interim financial statements are unaudited. These unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The Company’s fiscal year end is March 31st. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended March 31, 2024 as found in the Annual Report in our Form 10-K filed with the SEC on May 31, 2024. In the opinion of management, the unaudited condensed interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position, results of operations and cash flows for the quarterly and year-to-date periods, as applicable. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The March 31, 2024 audited condensed balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Use of Estimates in Financial Statement Presentation

The preparation of these unaudited condensed interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company's significant estimates and assumptions include work performed but not yet billed by contract manufacturers, engineers and research organizations and the valuation of equity related instruments. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Some of these judgments can be subjective and complex, and, consequently, actual results could differ from those estimates.

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

Offering Costs

Offering costs consist of professional costs incurred through the balance sheet date that are direct and incremental related to the Company’s initial public offering ("IPO"). These costs, together with the selling agent fees, were reclassified to additional paid-in capital upon completion of the Company’s IPO on January 26, 2024. Costs associated with salaries and other period costs were expensed as incurred.

During the three months ended June 30, 2024 and 2023, the Company paid $0 and $0.1 million, respectively, of offering costs related to its IPO.

Property and Equipment

Property and equipment (comprised of computer and IT equipment) are stated at historical cost and depreciated on a straight-line basis over their estimated useful lives, generally three years. Upon disposition of the assets, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

Convertible Notes

The Company evaluates embedded redemption, conversion and other features within its debt to determine whether any embedded features should be bifurcated from the host instrument and accounted for as a derivative at fair value, with changes in fair value recorded in the condensed statements of operations.

The Company’s debt is carried on the condensed balance sheets on a historical cost basis net of unamortized discounts and premiums because the Company has not elected the fair value option of accounting. Costs associated with acquiring debt, including detachable warrants issued in connection with the financing, are capitalized as a debt discount. The debt discount is presented in the condensed balance sheets as a direct deduction from the carrying amount of the debt liability. The costs are amortized over the estimated contractual life of the related debt instrument using the effective interest method and are included in interest expense in the condensed statements of operations.

If the Company incurs costs associated with its convertible notes, in advance of the receipt of proceeds, the Company will record a deferred asset. Upon receipt of proceeds the Company will reclassify the deferred asset as a direct deduction from the carrying amount, as described above.

In addition, since the instruments included a substantive conversion feature as of time of issuance, the issuance of equity securities to settle the outstanding notes with the conversion were accounted for as a contractual conversion with no gain or loss recognized related to the equity securities issued to settle the instrument.

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

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instrument

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value and require significant judgment and estimation.

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

The Company did not have any assets or liabilities measured at fair value as of or during the three-month period ending June 30, 2024 and March 31, 2024. There were not any transfers into or out of Level 3 as of June 30, 2024 and March 31, 2024.

As of June 30, 2024, the Company determined that the estimated fair value of debt was approximately $1.0 million. The fair value of debt was estimated using market rates the Company believes would be available for similar types of financial instruments and represents a Level 2 measurement.

The carrying value of short-term instruments, including cash, accounts payable and accrued expenses, approximate fair value due to the relatively short period to maturity for these instruments.

Related Parties

The Company follows Accounting Standards Codification ("ASC") 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. See further discussion in Note 5 below on this matter.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of reported assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of June 30, 2024 and March 31, 2024 the Company determined a full valuation allowance was required to offset its deferred tax assets as a result of recurring operating losses.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740-10 which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on its tax return. The Company evaluates and records any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon examination and ultimate settlement with the tax authorities in the tax jurisdictions in which it operates. As of June 30, 2024 and March 31, 2024 the Company had no uncertain tax positions.

The Company does not expect to pay any significant federal, state, or foreign income taxes in our fiscal year 2025 (ending March 31, 2025) as a result of the losses recorded during the three months ended  June 30, 2024 and the additional losses expected for the remainder of our fiscal year 2025 and cumulative net operating loss carryforwards. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

The Company recorded no income tax provision for the three months ended June 30, 2024 and 2023, respectively. The effective tax rate for the three months ended June 30, 2024 and 2023 is zero. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

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

However, the warrants described in Note 5 are participating securities as they receive a right to dividends, but they are not obligated to fund losses. In periods of loss, since no income is allocated to these securities, the Company's use of the treasury stock method derives the same result. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted calculation for the entire period being presented.

For the three months ended June 30, 2024 and 2023, dilutive securities that were not included in the calculations of the loss per common share because they would be anti-dilutive included the following:

	June 30,
	2024	2023

Equity based warrants to purchase common shares	5,344,569	6,569,929
Convertible Notes - common shares	665,000	-
Convertible Notes - equity-based warrants to purchase common shares	500,000	-
Stock options granted under Company's incentive plan	4,329,579	933,600

Total potentially dilutive securities	10,839,148	7,503,529

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising

It is our policy to expense advertising costs as incurred. Advertising expenses are included within general and administrative expenses within the statement of operations. For the three months ended June 30, 2024 and 2023, the Company recorded less than $0.1 million and $0.1 million, respectively.

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

Correction of an Immaterial Error in the Prior Period Financial Statements

During the fourth quarter of fiscal 2024 ( March 31, 2024), the Company determined that the prior year financial statements had an error caused by an immaterial classification error of certain research and development expense in accordance with ASC 730 Research and Development Costs. As a result, certain prior year amounts have been revised for consistency with the current year presentation. The Company assessed the materiality of this change in presentation on prior period financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these classification error corrections in its Statements of Operations are not material to any previously presented financial statements based upon overall considerations of both quantitative and qualitative factors. The corrections had no impact on the fiscal year 2023 Balance Sheet, Statements of Cash Flows, or Statement of Changes in Stockholders’ Equity. Further, the immaterial corrections did not result in a change in operating losses, net loss, or basic or diluted earnings per share in the Income Statement.

A summary of immaterial corrections reflecting the prior period impact to the Company’s Statement of Operations, for the quarter ended June 30, 2023 is shown below (in thousands):

			As Revised
	June 30, 2023	Correction	June 30, 2023
General and administrative expense	$523	$(20)	$503
Research and development expense	348	20	368
Net Loss	$871	$-	$871

Note 2 – Convertible Notes Payable

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

As of June 30, 2024, the Company received proceeds of $2.0 million of Notes executed from the Bridge Offering, which would convert into 1.0 million shares of common stock. The Company’s effective interest rate for the Notes is 15.3% due to the amortization of the discount stemming from the issuance of the Bridge Financing Warrants. On January 26, 2024, we consummated our initial public offering (“IPO”). In connection with the closing of the IPO, a portion of our convertible notes were converted into 335,000 shares of our common stock. Upon the closing of the IPO, certain notes were to be automatically converted according to their terms into our common stock to the extent and provided that certain holders of these notes are not permitted to convert such notes to the extent that the holders or any of its affiliates would beneficially own in excess of 4.99% of our common stock after such conversion. Due to this 4.99% limitation, principal representing $1.3 million, or 665,000 shares, of these notes remains outstanding.

The table below summarizes the Company’s outstanding convertible notes payable as of June 30, 2024 (in thousands).

	Principal Amount	Amortized Debt Discount	Net Carrying Amount

Zero-coupon convertible notes payable due on December 31, 2025	$1,330	$287	$1,043

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

During the three months ended June 30, 2024, the Company recorded less than $0.1 million in interest expense related to the amortization of the debt discount.

The following table presents a summary of activity for the warrants issued in connection with the Company’s Notes:

		Weighted-Average
		Exercise Price	Remaining Life	Aggregate
	Warrants	Per Share	(In Years)	Intrinsic Value*

Outstanding and exercisable, March 31, 2024	500,000	$1.00	4.48	$1,010,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, June 30, 2024	500,000	$1.00	4.23	$-

Exercisable, June 30, 2024	500,000	$1.00	4.23	$-

*Aggregate Intrinsic Value = Excess of market value over the exercise price of all in-the-money warrants. No outstanding and exercisable warrants issued in connection with the Company's Notes were in-the-money as of June 30, 2024.

Note 3 – Equity

On January 26, 2024, we consummated our IPO. In the IPO, we sold a total of 2,234,222 shares of common stock at a purchase price of $5.00 per share for gross proceeds of $11.2 million and net proceeds of $9.8 million. In connection with the closing of the IPO, a portion of our convertible notes were converted into 335,000 shares of our common stock. Total shares of common stock outstanding at the closing of the IPO amounted to 18,687,061 shares, prior to the May 13, 2024 cancellation of 1,050 shares represented in the IPO for payment disputes. Upon the closing of the IPO, certain notes were to be automatically converted according to their terms into our common stock to the extent and provided that certain holders of these notes are not permitted to convert such notes to the extent that the holders or any of its affiliates would beneficially own in excess of 4.99% of our common stock after such conversion. Due to this 4.99% limitation, principal representing $1.3 million, or 665,000 shares, of these notes remains outstanding.

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

	Quarter ended June 30,
	2024	2023
Recognized in general and administrative expense	$33,250	$—

Total	$33,250	$—

For the quarter ended June 30, 2024, there was $83,125 of unrecognized stock-based compensation expense related to unvested Restricted Stock, which is expected to be recognized over the period July 2024 through February 2025.

A summary of activity regarding Restricted Stock issued is as follows:

		Grant Date
	Number of Shares	Fair Value Per Share
Unvested, March 31, 2024	32,083	$3.80

Granted	—	$—
Vested	(8,750)	$3.80
Unvested, June 30, 2024	23,333	$3.80

Common Stock

On April 6, 2023, the Board of Directors approved a private placement offering of up to 2,000,000 common shares at a price of $2.00 per share. During the three months ended June 30, 2023, the Company sold 1,420,000 shares for cash proceeds of $2,840,000. The Company did not incur any costs that were direct and incremental to the private placement.

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

In August 2023, the Plan was amended to allow for an automatic increase of the available shares for issuance, whereby on the 1st of each fiscal year, beginning on April 1, 2024 and ending on (and including) April 1, 2033 in an amount equal to five percent (5%) of the total number of shares of Common Stock outstanding on the March 31st immediately preceding the applicable date. However, the Board may act prior to the automatic increase of a given year to provide that there will be no increase for such year, or that the increase for such year will be a lesser number of shares of Common Stock. On April 1, 2024, the Plan was increased by 942,305 shares.

The following table summarizes the stock option activity for the three months ended June 30, 2024:

		Weighted-Average	Weighted-Average
		Exercise Price	Remaining Life	Aggregate
	Options	Per Share	(In Years)	Intrinsic Value*

Outstanding and exercisable, March 31, 2024	2,003,600	$2.33	9.35	$1,680,672
Granted	2,325,979	1.38	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding, June 30, 2024	4,329,579	$1.82	9.57	$-

Exercisable, June 30, 2024*	321,317	$2.00	8.69	$-

*Aggregate Intrinsic Value = Excess of market value over the exercise price of all in-the-money stock. No outstanding or exercisable options were in-the-money as of June 30, 2024.

During the three months ended June 30, 2024, the Company granted certain individuals options to purchase 2,325,979 shares of common stock with an average exercise price of $1.38 per share and a contractual term that vests annually over four years on the anniversary date. The options had an aggregate grant date fair value of $2.6 million that was calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model included the following: (1) fair value of common stock on the measurement date; (2) discount rate ranging from 4.25% to 4.39% based on the daily yield curve rates for U.S. Treasury obligations, (3) expected life ranging of 6.25 years based on the simplified method (vesting plus contractual term divided by two) and (4) expected volatility ranging from 110% to 130% based on the historical volatility of comparable companies' stock.

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at June 30, 2024 was $5.4 million. During the three months ended June 30, 2024, the Company recorded stock-based compensation - option expense of $0.3 million in general and administrative expense and less than $0.1 million in research and development expense. There was no recorded stock-based compensation - option expense for the three months ended June 30, 2023.

Equity-Based Stock Warrants

The Company will periodically grant warrants to investors in connection with equity financing or to third-party service providers in exchange for services rendered. The following table summarizes the stock warrant activity for the three months ended June 30, 2024:

		Weighted-Average	Weighted-Average
		Exercise Price	Remaining Life	Aggregate
	Warrants	Per Share	(In Years)	Intrinsic Value*

Outstanding, March 31, 2024	5,744,569	$0.08	4.80	$17,072,147
Granted	-	-	-	-
Exercised**	(397,037)	0.01	-	-
Forfeited/Cancelled	(2,963)	0.01	-	-
Expired	-	-	-	-
Outstanding, June 30, 2024	5,344,569	$0.09	4.54	$5,009,401

Exercisable, June 30, 2024	5,341,236	$0.09	4.54	$5,009,401

*	Aggregate Intrinsic Value = Excess of market value over the exercise price of all in-the-money warrants. 5,257,929 outstanding and exercisable warrants were in-the-money as of June 30, 2024.
**	All exercised warrants utilized the “cashless exercise” option.

The unrecognized compensation expense at June 30, 2024 was less than $0.1 million. During the three months ended June 30, 2024, the Company recorded stock-based compensation - warrant expense of less than $0.1 million. There was no recorded stock-based compensation - warrant expense for the three months ended June 30, 2023.

Note 4 – Commitments and Contingencies

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

Employment Agreements

We have agreements with key employees to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain key members of executive management to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In total, these benefits would amount to a range of $1.1 million to $1.6 million using the rate of compensation in effect at June 30, 2024.

Brad Hauser - Chief Executive Officer

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

If Mr. Hauser’s employment is terminated at our election without “cause,” or by Mr. Hauser for “good reason,” Mr. Hauser shall be entitled to receive severance payments equal to twelve months of Mr. Hauser’s base salary and 100% of the target bonus for the year in which such termination occurs; provided that such amounts shall be increased by 50% if Mr. Hauser’s agreement is terminated without “cause” or by Mr. Hauser for “good reason” within three months prior to or twelve months after a “change of control.” In the event that any payments or benefits provided to Mr. Hauser would trigger the excise tax under Section 4999 of the Internal Revenue Code or any similar provision, the Company agreed to provide Mr. Hauser with a gross-up payment to ensure that, after payment of all taxes (including the excise tax, federal, state, and local income taxes, and employment taxes) imposed on the gross-up payment, Mr. Hauser receives a net amount equal to the payments or benefits Mr. Hauser would have received if the excise tax didn't apply

Lori Bisson - Vice Chair (former Chief Executive Officer)

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

Note 5 – Related Party Transactions

The Company utilizes a consulting firm that is owned by the Company’s former Chief Financial Officer to provide accounting and financial reporting services and pays certain expenses on behalf of the Company. During the three months ended June 30, 2024 and 2023, the Company incurred fees of $0 and less than $0.1 million, respectively, for these services, excluding officer compensation. As of June 30, 2024 and March 31, 2024, the Company owed the consulting firm $0 and less than $0.1 million, respectively, for services and expenses.

As of June 30, 2024, members of the Company’s management/Board and an immediate family member of the Company’s management (related party), collectively purchased $0.5 million ($0.4 million and $0.1 million, respectively) of the Bridge Offering.

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

On July 7, 2023, the Company and the Licensee entered into an Exclusive License Termination Agreement (the “Termination Agreement”) in exchange for the issuance, upon the closing of the Company’s initial public offering within one year of the agreement’s execution, of a warrant to purchase shares of the Company for a variable number of shares. The variable number of shares issued was based upon a fixed value of $8.0 million divided by the price per share in the offering. The warrants are exercisable at a price of $0.001 per share and may be exercised any time after the issuance date, subject to a beneficial ownership limitation, and expires five years from the original issuance. The warrants provide voting rights, dividend rights, and other rights of a shareholder prior to exercise. The shares underlying the warrant will be subject to a lockup agreement for a period of six months after the closing of the offering with respect to 12.5% of the shares issued and twelve months after the closing of the offering for the remainder of the shares.

On January 29, 2024, we issued a warrant to purchase 1,600,000 shares (the “Warrant”) pursuant to the Termination Agreement with Impulse Medical, Inc. ("Impulse"). The warrants are exercisable at a price of $0.001 per share and may be exercised any time after the issuance date, subject to a beneficial ownership limitation, and expires five years from the original issuance. The warrants provide voting rights, dividend rights, and other rights of a shareholder prior to exercise. The shares underlying the Warrant are subject to a lockup agreement for a period of six months after the closing of the IPO with respect to 12.5% of the shares issued and twelve months after the closing of the IPO for the remainder of the shares. In connection with the Termination Agreement, the Company agreed to register the resale of the shares of common stock underlying the Warrant upon a notice of 20 business days by the Warrant holder.

Note 6 – Subsequent Events

On July 10, 2024, we entered into a license agreement (the “Agreement”) with RF Innovations, Inc. (“RFI”), a privately held medical technology company, to license products utilizing RFI’s intellectual property related to its Apex 6 Radiofrequency Generator (the “Licensed Products”). The Apex 6 Generator is a United States Food and Drug Administration (“FDA”) cleared ablation technology designed to lesion neural tissue for pain management in the peripheral nervous system. Pursuant to the Agreement, RFI granted us a perpetual non-exclusive worldwide royalty free fully paid license related to the Licensed Products, provided that the license did not include the right to sell certain products to customers for the treatment of spine pain. In connection with the Agreement, we issued RFI 250,000 unregistered shares of our common stock as consideration for the license. The Agreement provides RFI the right to terminate the license if we breach any representation, warranty or covenant contained in the Agreement, subject to any relevant cure periods, or if we are subject to a bankruptcy or insolvency event.

In July 2024, 3,594,000 warrants were exercised on a cashless basis resulting in a net share amount of 3,544,852 at an exercise price of $0.01.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Form 10-Q to “we," “us," "its," “our” or the “Company” are to Autonomix Medical, Inc. (“Autonomix”), as appropriate to the context.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See the section titled “Risk Factors” as found in the Annual Report in our Form 10-K filed with the SEC on May 31, 2024 which is available on the SEC’s EDGAR website at www.sec.gov, for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under “Risk Factors” as discussed in the Annual Report in our Form 10-K filed with the SEC on May 31, 2024 and in other filings made by us from time to time with the SEC.

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

Forward-looking statements include, but are not limited to, statements about:

•	the success of our future clinical trials;
•	competition from existing products or new products that may emerge;
•	potential product liability claims;
•	our dependency on third-party manufacturers to supply or manufacture our future products;
•	our ability to obtain all parts required to manufacture our devices;

•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	our ability and third parties’ abilities to protect intellectual property rights;
•	our ability to raise additional capital to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively;
•	risks associated with our identification of material weaknesses in our control over financial reporting;
•	natural disasters affecting us, our primary manufacturer or our suppliers;
•	our ability to establish relationships with health care professionals and organizations;
•	general economic uncertainty that adversely affects spending on medical procedures;
•	volatility in the market price of our stock; and
•	potential dilution to current stockholders from the issuance of equity awards and from future capital raising activities.

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

Recent Developments

On July 10, 2024, we entered into a license agreement (the “Agreement”) with RF Innovations, Inc. (“RFI”), a privately held medical technology company, to license products utilizing RFI’s intellectual property related to its Apex 6 Radiofrequency Generator (the “Licensed Products”). The Apex 6 Generator is a United States Food and Drug Administration (“FDA”) cleared ablation technology designed to lesion neural tissue for pain management in the peripheral nervous system. Pursuant to the Agreement, RFI granted us a perpetual non-exclusive worldwide royalty free fully paid license related to the Licensed Products, provided that the license did not include the right to sell certain products to customers for the treatment of spine pain. In connection with the Agreement, we issued RFI 250,000 unregistered shares of our common stock as consideration for the license. The Agreement provides RFI the right to terminate the license if we breach any representation, warranty or covenant contained in the Agreement, subject to any relevant cure periods, or if we are subject to a bankruptcy or insolvency event.

Results of Operations for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Below is a summary of the results of operations (in thousands):

	Three Months Ended June 30,
			Change	Change
	2024	2023	( $ )	( % )
Operating expenses:
General and administrative	$1,799	$503	$1,296	258%
Research and development	954	368	586	159%
Total operating expenses	$2,753	$871	$1,882	216%

General and Administrative Expense

General and administrative expense was $1.8 million for the three months ended June 30, 2024 compared to $0.5 million for the same period in 2023. This $1.3 million increase was driven primarily by increases in officer and employee compensation and benefits of $0.6 million, as we expanded our management team, stock-based compensation of $0.3 million, legal and professional fees of $0.2 million, insurance expense of $0.1 million, franchise tax of $0.1 million and other expenses of $0.1 million, offset by a decrease in advertising expense of $0.1 million.

Research and Development Expense

Research and development expense was $1.0 million for the three months ended June 30, 2024 compared to $0.4 million for the same period in 2023. The increase in research and development expenses during the current year was mainly attributed to clinical trial planning and development cost. We expect to incur increased research and development costs in the future as we continue our clinical trial.

Interest expense

For the three months ended June 30, 2024, we had interest expense of less than $0.1 million, related to the amortization of debt discount. Interest expense was $0 during the three months ended June 30, 2023 as there was no comparable instrument or expense in the prior period.

Interest income

For the three months ended June 30, 2024, we had interest income of $0.1 million. Interest income for the three months ended June 30, 2023 was less than $0.1 million due to relatively lower cash balances.

Liquidity and Capital Resources

On June 30, 2024, we had cash of $6.8 million, and working capital of $6.3 million. We have historically funded our operations from proceeds from debt and equity sales. We estimate our current cash resources are sufficient to fund our operations into but not beyond the second calendar quarter of 2025.

Our plan of operations is primarily focused on developing our initial product, which is currently in the proof-of-concept stage at this time. We are initially focusing on the treatment of pain associated with pancreatic cancer and we have designed our commercialization efforts around this as our first proposed indication for use.

We will need to raise additional capital to meet our obligations and execute our business plan. We estimate that we will require additional financing of approximately $40 million to fund our operations through our clinical phase. The timing and costs of clinical trials are difficult to predict and trial plans may change in response to evolving circumstances and as such the foregoing estimates may prove to be inaccurate. If we are unable to raise sufficient funds, we will be required to develop and implement an alternative plan to further extend payables, reduce overhead or scale back our business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. The Company recognizes it will need to raise additional capital to continue to execute its business plan, including obtaining regulatory clearance for its products currently under development and commercializing and generating revenues from products under development. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. A failure to raise sufficient capital, generate sufficient product revenues, control expenditures and regulatory matters, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives. If the Company is unable to raise sufficient additional funds, it will have to scale back its operations.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $1.9 million during the three months ended June 30, 2024, consisting of a net loss of $2.7 million and a decrease in operating assets and liabilities of $0.5 million. The change in operating assets and liabilities included sources of cash from a decrease in other current assets of $0.5 million and an increase in accrued expenses of $0.2 million offset by a use of cash decrease for accounts payable of $0.2 million. The decrease in other current assets was driven primarily by the receipt of funds from our marketing partner that were a holdback from our IPO and the amortization of prepaid insurance costs. The increase in accrued expenses and the decrease in accounts payable are offsetting and are driven primarily by the timing of receipt of vendor invoices. Non-cash items consisted of stock-based compensation of $0.4 million.

Cash used in investing activities

Net cash used in investing activities was $5 thousand for the three months ended June 30, 2024 related to the purchase of computer hardware and software.

Cash provided by financing activities

Net cash provided by financing activities was $0 for the three months ended June 30, 2024.

Net cash provided by financing activities was $2.7 million for the three months ended June 30, 2023 consisting of $2.8 million from the sale of common stock. We also paid $0.1 million in offering costs related to our IPO.

Contractual Obligations and Commitments

None.

Employment Arrangements

We have agreements with key employees to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain key members of executive management to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In total, these benefits would amount to a range of $1.1 million to $1.6 million using the rate of compensation in effect at June 30, 2024.

Off-balance Sheet Arrangements

As of June 30, 2024 and March 31, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Our accounting policies are more fully described under the heading “Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies” in Note 1 of our Annual Report on Form 10-K filed with the SEC on May 31, 2024.

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

Under the supervision, and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness, as of June 30, 2024, of our disclosure controls and procedures. Based upon such evaluation and due to both the limited staffing of the Company at its early stage of development and the existence of the material weaknesses in our internal control over financial reporting described below, our CEO and CFO have concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As previously disclosed in the Annual Report in our Form 10-K filed with the SEC on May 31, 2024, our management concluded that our internal control over financial reporting was, and continues to be, ineffective as of June 30, 2024 due to material weaknesses in our internal controls arising from a lack of segregation of duties; general technology controls; and financial statement reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to maintain effective segregation of duties on our assessment of our internal control over financial reporting and has concluded that the control deficiency represents a material weakness. As previously disclosed, in our Form 10-K for the fiscal year ending March 31, 2024, we hired new executive officers and management with significant financial and accounting experience in both private and public companies. During the three months ended June 30, 2024, an additional experienced staff was hired in the accounting and finance department. We have added the use of additional consulting firms to assist with significant and complex accounting transactions and to assist with our segregation of duties and create a more structured financial statement reporting environment. Experienced personnel will be hired in the accounting and finance department and appropriate consultants will be upgraded as soon as it becomes economically feasible and sustainable. In addition, management has added additional mitigating controls with regards to cash disbursements; changes were made in our authorization processes to improve segregation of duties; and we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely. We are continually monitoring and assessing the situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” as found in the Annual Report in our Form 10-K filed with the SEC on May 31, 2024.

The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to our risk factors from those set forth in our Form 10-K filed with the SEC on May 31, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

All of the securities were issued in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering, and/or Regulation D promulgated under the Securities Act.

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

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc. (incorporated by reference from exhibit 2.1 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)
3.2	Amended and Restated Bylaws of Autonomix Medical, Inc. (incorporated by reference from exhibit 2.2 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)
10.1	Employment Agreement between Brad Hauser and Autonomix Medical, Inc. dated June 17, 2024 (incorporated by reference from exhibit 10.1 of the Form 8-K, filed June 17, 2024)
10.2	Employment Agreement between Lori Bisson and Autonomix Medical, Inc. dated June 17, 2024 (incorporated by reference from exhibit 10.2 of the Form 8-K, filed June 17, 2024)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

AUTONOMIX MEDICAL, INC.

SIGNATURE	TITLE	DATE

/s/ Brad Hauser	Chief Executive Officer and President	August 13, 2024
Brad Hauser	(principal executive officer)

/s/ Trent Smith	Chief Financial Officer and Executive Vice-President	August 13, 2024
Trent Smith	(principal financial and accounting officer)