Form 10-Q
period 2024-09-30
Autonomix Medical, Inc.
filed 2024-11-08
CIK 1617867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the Company's outstanding common stock as of November 4, 2024 was 1,152,149.

Autonomix Medical, Inc.

Index to Unaudited Condensed Financial Statements

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Autonomix Medical, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except par value and share data)	As of
	September 30,	March 31,
	2024	2024

Assets
Current assets:
Cash and cash equivalents	$5,155	$8,608
Other current assets	199	783
Total current assets	5,354	9,391
Long term assets:
Fixed assets, net	17	16
Total long term assets	17	16

Total Assets	$5,371	$9,407

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$574	$492
Accrued expenses	683	285
Total current liabilities	1,257	777
Long term liabilities:
Long term debt - convertible notes, net of unamortized debt discount	1,086	1,002
Total long term liabilities	1,086	1,002

Total Liabilities	$2,343	$1,779

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	$-	$-
Common stock, $0.001 par value, 500,000,000 shares authorized, 1,152,120 and 942,575 shares issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	1	1
Additional paid-in capital	47,502	46,596
Accumulated deficit	(44,475)	(38,969)
Total Stockholders' Equity	3,028	7,628

Total Liabilities and Stockholders' Equity	$5,371	$9,407

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023

Operating expenses:
General and administrative	$1,662	$793	$3,461	$1,295
Research and development	1,174	471	2,128	839
Warrant expense - termination agreement	-	4,556	-	4,556

Total operating expenses	2,836	5,820	5,589	6,690

Loss from operations	(2,836)	(5,820)	(5,589)	(6,690)

Other income (expense):
Warrant liability - mark-to-market	-	(239)	-	(239)
Interest expense	(43)	-	(84)	-
Interest income	72	19	167	24

Total other income (expense)	29	(220)	83	(215)

Loss before income taxes	(2,807)	(6,040)	(5,506)	(6,905)

Income taxes	-	-	-	-

Net loss	$(2,807)	$(6,040)	$(5,506)	$(6,905)

Loss per share - basic and diluted	$(2.47)	$(8.78)	$(5.28)	$(10.36)

Weighted average shares outstanding - basic and diluted	1,137,468	687,840	1,041,950	666,547

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Changes in Stockholders' Equity

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance March 31, 2023	-	-	617	$1	$24,186	$(23,543)	$644

Net loss	-	-	-	-	-	(865)	(865)
Issuance of common stock	-	-	71	-	2,840	-	2,840

Balance June 30, 2023	-	-	688	1	27,026	(24,408)	2,619

Net loss	-	-	-	-	-	(6,040)	(6,040)
Stock-based compensation	-	-	-	-	151	-	151
Warrants issued for debt issuance costs	-	-	-	-	346		346

Balance September 30, 2023	-	-	688	1	27,523	(30,448)	(2,924)

Balance March 31, 2024	-	-	943	1	46,596	(38,969)	7,628

Net loss	-	-	-	-	-	(2,699)	(2,699)
Stock-based compensation	-	-	-	-	360	-	360
Issuance of common stock - warrants exercised	-	-	20	-	-	-	-

Balance June 30, 2024	-	-	963	1	46,956	(41,668)	5,289

Net loss	-	-	-	-	-	(2,807)	(2,807)
Stock-based compensation	-	-	-	-	445	-	445
Issuance of of common stock	-	-	12	-	101	-	101
Issuance of common stock - warrants exercised	-	-	177	-	-	-	-

Balance September 30, 2024	-	-	1,152	$1	$47,502	$(44,475)	$3,028

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
(in thousands)	2024	2023

Cash Flows from Operating Activities:
Net loss	$(5,506)	$(6,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	805	151
Depreciation and amortization expense	88	-
Issuance of common stock, net of discount for lack of marketability	101
Warrant expense - termination agreement	-	4,556
Warrant liability - mark-to-market	-	240
Changes in operating assets - decrease/(increase):
Other current assets	585	(63)
Changes in operating liabilities - increase/(decrease):
Accounts payable	81	230
Accrued expenses	398	(14)
Net cash used in operating activities	(3,448)	(1,805)

Cash Flows from Investing Activities:
Purchase of property and equipment	(5)	-
Net cash used in investing activities	(5)	-

Cash Flows from Financing Activities:
Issuance of common stock	-	2,840
Issuance of convertible debt	-	350
Payment of offering costs	-	(105)
Net cash provided by financing activities	-	3,085

Net (decrease)/increase in cash and cash equivalents	(3,453)	1,280

Cash and cash equivalents, at beginning of period	8,608	865

Cash and cash equivalents, at end of period	$5,155	$2,145

Supplemental cash flow disclosures:
Non-cash financing activities:
Cashless exercise of warrants	$39	$-
Warrants issued for debt issuance costs	$-	$346

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

Reverse Stock Split

The Company held its annual meeting of stockholders (the "Annual Meeting") on October 17, 2024. In that Annual Meeting, stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation (the "Amendment”) to effect the reverse stock split at a ratio in the range of 1-for-2 to 1-for-50, with such ratio to be determined in the discretion of the Company’s board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by the Company’s board of directors in its sole discretion prior to the one-year anniversary of the Annual Meeting.

Pursuant to such authority granted by the Company’s stockholders, the Company’s board of directors approved a one-for- twenty ( 1:20) reverse stock split (the "Reverse Stock Split”) of the Company’s common stock and the filing of the Amendment to effectuate the Reverse Stock Split. The Amendment was filed with the Secretary of State of the State of Delaware and the Reverse Stock Split became effective in accordance with the terms of the Amendment at 11:59 p.m. Eastern Time on October 24, 2024 (the "Effective Time”), and the Company’s common stock opened for trading on The Nasdaq Capital Market on October 25, 2024 on a post-split basis, under the existing ticker symbol "AMIX” but with a new CUSIP number 05330T205. The Amendment provides that, at the Effective Time, every twenty shares of the Company’s issued and outstanding common stock will automatically be combined into one issued and outstanding share of common stock, without any change in par value per share, which will remain $0.001.

The number of authorized shares of common stock will remain at 500 million shares. As a result of the Reverse Stock Split, proportionate adjustments will be made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all outstanding stock options, restricted stock unit awards, warrants and convertible notes, which will result in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock unit awards, warrants and convertible notes and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants. In addition, the number of shares reserved for issuance under the Company’s equity compensation plan immediately prior to the Effective Time will be reduced proportionately.

No fractional shares will be issued as a result of the Reverse Stock Split. Any stockholder who would have been entitled to receive a fractional share as a result of the process will be entitled to the rounding up of the fractional share to the nearest whole number. See Note 7 for subsequent event regarding rounding shares.

The Reverse Stock Split has been retroactively adjusted throughout these interim financial statements and footnotes for all periods presented, including exercise prices and share data. As a result of the Reverse Stock Split, the Company reclassified approximately $18 thousand between common stock par value and additional paid-in capital.

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

For the  six months ended September 30, 2024 and 2023, the Company incurred net losses of $ 5.5 million and $ 6.9 million, respectively, and had net cash flows used in operating activities of $ 3.4 million and $ 1.8 million, respectively. The Company had no revenues for the three and six months ended September 30, 2024 and 2023, respectively, and an accumulated deficit of $ 44.5 million, working capital of $ 4.1 million and cash of $ 5.2 million as of September 30, 2024. The Company does not expect to generate positive cash flows from operating activities in the near future.

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

Use of Estimates in Financial Statement Presentation

The preparation of these unaudited condensed interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company's significant estimates and assumptions include work performed but not yet billed by contract manufacturers, engineers and research organizations, warrant liability and the valuation of equity related instruments. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Some of these judgments can be subjective and complex, and, consequently, actual results could differ from those estimates.

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

During the six months ended September 30, 2024 and 2023, the Company paid $0.0 and $0.1 million, respectively, of offering costs related to its IPO.

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

The Company did not have any assets or liabilities measured at fair value as of September 30, 2024 and March 31, 2024. In the fourth quarter of the Company's fiscal year ended March 31, 2024 there was a transfer out of Level 3 for the warrant liability, for the settlement and reclassification to equity of the instrument, that occurred in the three months ended September 30, 2023.

As of September 30, 2024, the Company determined that the estimated fair value of debt was approximately $ 1.1 million. The fair value of debt was estimated using market rates the Company believes would be available for similar types of financial instruments and represents a Level 2 measurement.

The carrying value of short-term instruments, including cash, accounts payable and accrued expenses, approximate fair value due to the relatively short period to maturity for these instruments.

Related Parties

The Company follows Accounting Standards Codification ("ASC") 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. See further discussion in Note 6 below on this matter.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of reported assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of September 30, 2024 and March 31, 2024 the Company determined a full valuation allowance was required to offset its deferred tax assets as a result of recurring operating losses.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740-10 which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on its tax return. The Company evaluates and records any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon examination and ultimate settlement with the tax authorities in the tax jurisdictions in which it operates. As of September 30, 2024 and March 31, 2024 the Company had no uncertain tax positions.

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

The Company recorded no income tax provision for the three and six months ended September 30, 2024 and 2023, respectively. The effective tax rate for the three and six months ended September 30, 2024 and 2023 is zero. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

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

However, the warrants described in Note 2 are participating securities as they receive a right to dividends, but they are not obligated to fund losses. In periods of loss, since no income is allocated to these securities, the Company's use of the "treasury stock method" derives the same result. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted calculation for the entire period being presented.

For the six months ended September 30, 2024 and 2023, dilutive securities that were not included in the calculations of the loss per common share because they would be anti-dilutive included the following:

	September 30,
	2024	2023

Equity based warrants to purchase common shares	87,531	329,497
Convertible Notes - common shares (1)	33,250	8,750
Convertible Notes - equity-based warrants to purchase common shares	25,003	15,000
Termination agreement - equity-based warrants to purchase common shares (2)	-	80,000
Stock options granted under Company's incentive plan	216,483	77,680

Total potentially dilutive securities	362,267	510,927

(1)	Shares for the convertible note proceeds received as of September 30, 2024.
(2)	Shares were based on an estimated initial public offering price of $100.00.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising

It is our policy to expense advertising costs as incurred. Advertising expenses are included within general and administrative expenses within the statement of operations. For the three and six months ended September 30, 2024, the Company recorded less than $0.1 million, respectively, of advertising expenses. For the three and six months ended September 30, 2023 , the Company recorded less than $0.1 million, respectively, of advertising expenses.

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

A summary of immaterial corrections reflecting the prior period impact to the Company’s Statement of Operations, for the three and six months ended September 30, 2023 is shown below (in thousands):

	For the Three Months Ended September 30, 2023

	Originally Filed	Correction	As Revised
General and administrative expense	829	(36)	793
Research and development expense	435	36	471
	1,264	-	1,264

	For the Six Months Ended September 30, 2023

	Originally Filed	Correction	As Revised
General and administrative expense	1,352	(57)	1,295
Research and development expense	782	57	839
	2,134	-	2,134

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

There were no outstanding instruments classified as Level 3 measurements as of September 30, 2024 or March 31, 2024.

The following table summarizes the activity of the Level 3 fair value measurements during the period end September 30, 2023 (in thousands):

Schedule of Fair Value Activity	Warrant Liabilities

Balance as of June 30, 2023	$-
Additions	4,556
Change in fair value measurements - warrants mark-to-market	239

Balance as of September 30, 2023	$4,795

The Company recognized the initial warrant expense as a component of operating expenses on the condensed statement of operations under warrant expense – termination agreement for $4.6 million and the changes in the fair value under warrant liability – mark-to-market for $0.2 million. There were no changes to the valuation approaches or techniques used for Level 3 measurements.

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

Discount rate at issuance (1)	20%
Probability (2)	70% - 10% - 20%
Payment (3)	00 -8,000,00000
Expected term (in years) (4)	0.48 - 0.98

(1)

The initial discount rate was chosen based on private equity rates of return as described in the AICPA Practice Aid on Valuation of Privately-Held-Company Equity securities issued as compensation. For the recurring fair value measurement, the Company updated the discount rate based upon yield curves estimated to be similar in credit quality to the Company. The updated discount rate as of September 30, 2023 was 21.35%%;

(2)

Scenario probability as of issuance and September 30, 2023 was based on timing expectations of management that a qualified offering occurring as of December 31, 2023 was estimated at 70%; a qualified offering occurring as of June 30, 2024 was estimated at 10%; and no qualified offering occurring was estimated at 20%;

(3)

The warrant has a $0.02 strike price, however, the strike price is low relative to the stock price, making the warrant value close to the value of a stock unit. The agreement has a fixed payment value of $8.0 million, see Note 6 – Related Party Transactions;

(4)	For the subsequent recurring fair value measurements as of September 30, 2023, the Company updated the expected term to a range between 0.25 - 0.75 years.

Note 3 – Convertible Notes Payable

On September 9, 2023, the Company's Board of Directors (the “Board”) authorized an offering up to $2.0 million in unsecured, non-interest bearing convertible promissory notes (the “Notes”) and accompanying warrants (the “Bridge Financing Warrants”) (collectively, the “Bridge Offering”) that will mature on December 31, 2025. The Notes provided that, on the closing date of the IPO, the outstanding principal would be automatically converted into common stock at the conversion price of $40.00. Each dollar in principal amount of Notes purchased were accompanied by a five-year Bridge Financing Warrant to purchase approximately 0.0125 shares of Common stock with an exercise price of $20.00 per share. The Company records the Bridge Financing Warrants as a discount to the Notes.

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

As of September 30, 2023, the Company received proceeds of $350,000, of $1.2 million of Notes executed from the Bridge Offering, which would convert into 8,750 shares of common stock.

As of September 30, 2024, the Company received proceeds of $2.0 million of Notes executed from the Bridge Offering, which would convert into 50,000 shares of common stock. The Company’s effective interest rate for the Notes is 15.3% due to the amortization of the discount stemming from the issuance of the Bridge Financing Warrants. On January 26, 2024, we consummated our initial public offering (“IPO”). In connection with the closing of the IPO, a portion of our convertible notes were converted into 16,750 shares of our common stock. Upon the closing of the IPO, certain notes were to be automatically converted according to their terms into our common stock to the extent and provided that certain holders of these notes are not permitted to convert such notes to the extent that the holders or any of its affiliates would beneficially own in excess of 4.99% of our common stock after such conversion. Due to this 4.99% limitation, principal representing $1.3 million, or 33,250 shares, of these notes remains outstanding.

The table below summarizes the Company’s outstanding convertible notes payable as of September 30, 2024 (in thousands).

	Principal Amount	Unamortized Debt Discount	Net Carrying Amount

Zero-coupon convertible notes payable due on December 31, 2025	$1,330	$244	$1,086

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

During the three and six months ended September 30, 2024, the Company recorded less than $0.1 million in interest expense, respectively, related to the amortization of the debt discount. Due to the timing of the receipt of proceeds, the Company did not incur interest expense during the three and six months ended September 30, 2023.

The following table presents a summary of activity for the warrants issued in connection with the Company’s Notes:

		Weighted-Average
		Exercise Price
	Warrants	Per Share

Outstanding and exercisable, March 31, 2024	25,003	$20.00
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Expired	-	-
Outstanding, September 30, 2024	25,003	$20.00

Exercisable, September 30, 2024	25,003	$20.00

Note 4 – Equity

On January 26, 2024, we consummated our IPO. In the IPO, we sold a total of 111,962 shares of common stock at a purchase price of $100.00 per share for gross proceeds of $11.2 million and net proceeds of $9.8 million. In connection with the closing of the IPO, a portion of our convertible notes were converted into 16,750 shares of our common stock.

On November 29, 2023, the Company’s Board of Directors and applicable shareholders approved to amend and restate the Company’s certificate of incorporation and increased the authorized shares to 500,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. The specific rights of the preferred stock shall be determined by the Board of Directors.

Restricted Stock

On February 15, 2024, the Company issued 1,750 restricted shares of common stock to the Company's marketing consultant at the closing price of $76.00 of the Company's common stock. The total value of these shares is $133,000. These shares vest monthly over a 12-month period beginning on the issue date.

	Three Months Ended September 30,
	2024	2023
Recognized in general and administrative expense	$33,250	$—

Total	$33,250	$—

	Six Months Ended September 30,
	2024	2023
Recognized in general and administrative expense	$66,500	$—

Total	$66,500	$—

As of September 30, 2024, there was $49,875 of unrecognized stock-based compensation expense related to unvested Restricted Stock, which is expected to be recognized over the period October 2024 through February 2025

A summary of activity regarding Restricted Stock issued is as follows:

		Grant Date
	Number of Shares	Fair Value Per Share
Unvested, March 31, 2024	1,604	$76.00

Granted	—	$—
Vested	(875)	$76.00
Unvested, September 30, 2024	729	$76.00

Common Stock

On April 6, 2023, the Board of Directors approved a private placement offering of up to 100,000 common shares at a price of $40.00 per share. During the three months ended June 30, 2023, the Company sold 71,001 shares for cash proceeds of $2,840,000. The Company did not incur any costs that were direct and incremental to the private placement.

On September 9, 2023, the Board approved a Bridge Offering. See Note 3 Convertible Notes Payable for additional detail as these notes are convertible into common stock.

Stock Plan and Stock Options

In June 2023, the Company adopted, and the Company’s shareholders approved, the Autonomix Medical, Inc. 2023 Stock Plan (the “Plan”). The Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards and stock unit awards to key employees, non-employee directors, and consultants, subject to certain individual threshold limitations. The Plan provides for up to 200,000 shares to be issued. Shares that are surrendered because of forfeiture, expiration, termination, or cancellation are available for re-issuance.

In August 2023, the Plan was amended to allow for an automatic increase of the available shares for issuance, whereby on the 1st of each fiscal year, beginning on April 1, 2024 and ending on (and including) April 1, 2033 in an amount equal to five percent (5%) of the total number of shares of Common Stock outstanding on the March 31st immediately preceding the applicable date. However, the Board may act prior to the automatic increase of a given year to provide that there will be no increase for such year, or that the increase for such year will be a lesser number of shares of Common Stock. On April 1, 2024, the Plan was increased by 47,116 shares.

The following table summarizes the stock option activity for the six months ended September 30, 2024:

		Weighted-Average
		Exercise Price
	Options	Per Share

Outstanding, March 31, 2024	100,180	$46.59
Granted	116,303	27.69
Exercised	-	-
Forfeited/Cancelled	-	-
Expired	-	-
Outstanding, September 30, 2024	216,483	$36.43

Exercisable, September 30, 2024*	26,463	$40.00

During the six months ended September 30, 2024, the Company granted certain individuals options to purchase shares of common stock with a contractual term that vests annually over four years on the anniversary date. The options had an aggregate grant date fair value of $2.6 million that was calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model included the following: (1) fair value of common stock on the measurement date; (2) discount rate ranging from 4.25% to 4.39% based on the daily yield curve rates for U.S. Treasury obligations, (3) expected life ranging of 6.25 years based on the simplified method (vesting plus contractual term divided by two) and (4) expected volatility ranging from 110% to 130% based on the historical volatility of comparable companies' stock.

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at September 30, 2024 was $5.0 million. During the three and six months ended September 30, 2024, the Company recorded stock-based compensation - option expense of $0.4 million in general and administrative expense and less than $0.1 million in research and development expense, respectively and $0.6 million in general and administrative expense and less than $0.1 million in research and development expense, respectively. During the three and six months ended September 30, 2023, the Company recorded stock-based compensation - option expense of $0.2 million in general and administrative expense.

License Agreement

On July 10, 2024, we entered into a license agreement (the “Agreement”) with RF Innovations, Inc. (“RFI”), a privately held medical technology company, to license products utilizing RFI’s intellectual property related to its Apex 6 Radiofrequency Generator (the “Licensed Products”). The Apex 6 Generator is a United States Food and Drug Administration (“FDA”) cleared ablation technology designed to lesion neural tissue for pain management in the peripheral nervous system. Pursuant to the Agreement, RFI granted us a perpetual non-exclusive worldwide royalty free fully paid license related to the Licensed Products, provided that the license did not include the right to sell certain products to customers for the treatment of spine pain. In connection with the Agreement, we issued RFI 12,500 unregistered shares of our common stock as consideration for the license. The Company determined that the fair value of the shares granted was $0.1 million, which represented its stock price on the date of the Agreement less a 25.6% of less than $0.1 million for a discount for lack of marketability (“DLOM”).  The Company concluded a discount for lack of marketability was appropriate as the shares are subject to an initial lock-up period of six-months until they are eligible for registration pursuant to SEC Rule 144 followed by restrictions that allow for a maximum of 10% of total shares to be sold within a 30-day period. The DLOM effectively reflects the value of an average strike put option relative to our stock price and was calculated based on the Finnerty average put model. The Company concluded that the licensed technology qualified as a research and development expense pursuant to ASC Topic 730, Research and Development, as the Company does not have an alternative future use for the technology and the Company does not have a plan to otherwise monetize the Licensed Products. The Company recognized $0.1 million in Research and Development expense in its condensed consolidated statement of income for the three and six-months ended September 30, 2024. The Agreement provides RFI the right to terminate the license if we breach any representation, warranty or covenant contained in the Agreement, subject to any relevant cure periods, or if we are subject to a bankruptcy or insolvency event.

Equity-Based Stock Warrants

The Company will periodically grant warrants to investors in connection with equity financing or to third-party service providers in exchange for services rendered. The following table summarizes the stock warrant activity for the six months ended September 30, 2024:

		Weighted-Average
		Exercise Price
	Warrants	Per Share

Outstanding, March 31, 2024	287,230	$1.64
Granted	-	-
Exercised*	(197,098)	0.20
Forfeited/Cancelled	(2,601)	0.20
Expired	-	-
Outstanding, September 30, 2024	87,531	$4.91

Exercisable, September 30, 2024	87,531	$4.91

*	All exercised warrants utilized the “cashless exercise” option.

The unrecognized compensation expense at September 30, 2024 was $0. During the three and six months ended September 30, 2024 and 2023, the Company recorded stock-based compensation - warrant expense of less than $0.1 million.

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

Employment Agreements

We have agreements with key employees to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain key members of executive management to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In total, these benefits would amount to a range of $1.1 million to $1.6 million using the rate of compensation in effect at September 30, 2024.

Brad Hauser - Chief Executive Officer

On June 17, 2024, we entered into an employment agreement with Brad Hauser pursuant to which Mr. Hauser agreed to serve as our chief executive officer and president for an initial three-year period, which may be extended on a year-to-year basis. Mr. Hauser’s agreement provides for an initial annual base salary of $450,000 (subject to an annual review and increase at the discretion of our Compensation Committee) and a target annual bonus of 60% of his base salary. Pursuant to the agreement, Mr. Hauser was granted a ten-year option (the “Inducement Options”) to purchase 45,000 shares of common stock at an exercise price equal to the closing price of our common stock on the date of the employment agreement. The option vests in four equal annual installments (or 11,250 shares each installment) on each of the succeeding four anniversary dates of the execution of the employment agreement, provided Mr. Hauser is employed by us on each vesting date. In the event of a “change of control” or the termination of the agreement by us without “cause” or by Mr. Hauser for “good reason,” all of the unvested options shall immediately vest. The Inducement Options were granted outside of our 2023 Stock Plan as an inducement material to Mr. Hauser’s entering into employment with us in accordance with Nasdaq Stock Market Listing Rule 5635(c)(4). Commencing with the year ending March 31, 2025, Mr. Hauser will be eligible to receive annual option grants as determined by the Compensation Committee of the Board of Directors, based on criteria established by the Compensation Committee. The number of shares underlying the target annual option grant will be equal to $1,000,000 divided by the Black-Scholes value per share of our common stock on the date of grant.

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

Note 6 – Related Party Transactions

The Company utilizes a consulting firm that is owned by the Company’s former Chief Financial Officer to provide accounting and financial reporting services and pays certain expenses on behalf of the Company. For the three and six months ended September 30, 2024 and 2023 , the Company incurred fees of $0 and less than $0.1 million, respectively for both periods, excluding officer compensation. As of September 30, 2024 and March 31, 2024, the Company owed the consulting firm $0 and less than $0.1 million, respectively, for services and expenses.

As of September 30, 2024, members of the Company’s management/Board and an immediate family member of the Company’s management (related party), collectively purchased $0.5 million ($0.4 million and $0.1 million, respectively) of the Bridge Offering.

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

On July 7, 2023, the Company and the Licensee entered into an Exclusive License Termination Agreement (the “Termination Agreement”) in exchange for the issuance, upon the closing of the Company’s initial public offering within one year of the agreement’s execution, of a warrant to purchase shares of the Company for a variable number of shares. The variable number of shares issued was based upon a fixed value of $8.0 million divided by the price per share in the offering. The warrants were exercisable at a price of $0.02 per share and may be exercised any time after the issuance date, subject to a beneficial ownership limitation, and expired five years from the original issuance. The warrants provided voting rights, dividend rights, and other rights of a shareholder prior to exercise. The shares underlying the warrant were subject to a lockup agreement for a period of six months after the closing of the offering with respect to 12.5% of the shares issued and twelve months after the closing of the offering for the remainder of the shares.

On January 29, 2024, we issued a warrant to purchase 80,000 shares (the “Warrant”) pursuant to the Termination Agreement with Impulse Medical, Inc. ("Impulse"). which replaced the July 2023 warrants. The warrants are exercisable at a price of $0.02 per share and may be exercised any time after the issuance date, subject to a beneficial ownership limitation, and expires five years from the original issuance. The warrants provide voting rights, dividend rights, and other rights of a shareholder prior to exercise. The shares underlying the Warrant are subject to a lockup agreement for a period of six months after the closing of the IPO with respect to 12.5% of the shares issued and twelve months after the closing of the IPO for the remainder of the shares. In connection with the Termination Agreement, the Company agreed to register the resale of the shares of common stock underlying the Warrant upon a notice of 20 business days by the Warrant holder.

The completion of the Company’s IPO fixed the number of warrant shares issuable and the Company re-classified the Warrant to additional-paid in capital as it met the requirements for equity classification. Upon reclassification, the Company valued the warrant at $8.0 million, which represented the fair value of the shares issued on that date.

Note 7 – Subsequent Events

See Note 1 - Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies - "Reverse Stock Split."

On November 1, 2024, the Company received notice from the Depository Trust and Clearing Corporation ("DTCC") on behalf of the brokerage firms that hold the shares of Company common stock held in “street name” that in connection with the foregoing rounding of shares the Company would need to issue 271,846 shares of common stock. Prior to the Company's required announcement regarding the Reverse Stock Split on October 22, 2024, the Company estimates there were approximately 4,800 shareholders of record. The Company does not believe the number of shares being requested is correct based on the historical number of shareholders of its common stock and is aware of similar occurrences in recent months for other companies completing a Reverse Stock Split. As such, the Company has begun an inquiry into the calculations set forth in the request. During the pendency of this inquiry, the Company does not intend to issue any shares in connection with the fractional shares being requested.

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

Our sensing catheter has already been developed sufficiently to demonstrate in animal models successful identification of a signal from a specific nerve before ablation and confirmation of termination of the signal from the treated nerve after ablation. We are now in the process of improving the assembly of this catheter to meet the standards required for human use. In parallel with this effort, we are conducting our first-in-human demonstration of transvascular ablation (without the use of our sensing technology) to relieve pain associated with pancreatic cancer. Once these two efforts are completed, we plan to bring sensing and treatment together in a pivotal clinical trial to enable the commercial launch of our technology. As stated above, we are a development stage company and there is no guarantee that the results of any trials will produce positive results or that the results will support our claims.

Recent Developments

On July 10, 2024, we entered into a license agreement (the “Agreement”) with RF Innovations, Inc. (“RFI”), a privately held medical technology company, to license products utilizing RFI’s intellectual property related to its Apex 6 Radiofrequency Generator (the “Licensed Products”). The Apex 6 Generator is a United States Food and Drug Administration (“FDA”) cleared ablation technology designed to lesion neural tissue for pain management in the peripheral nervous system. Pursuant to the Agreement, RFI granted us a perpetual non-exclusive worldwide royalty free fully paid license related to the Licensed Products, provided that the license did not include the right to sell certain products to customers for the treatment of spine pain. The Agreement provides RFI the right to terminate the license if we breach any representation, warranty or covenant contained in the Agreement, subject to any relevant cure periods, or if we are subject to a bankruptcy or insolvency event.  In connection with the Agreement, we issued RFI 12,500 unregistered shares of our common stock as consideration for the license.  We determined that the fair value of the shares granted was $0.1 million, which represented our stock price on the date of the Agreement less a 25.6% of less than $0.1 million for a discount for lack of marketability (“DLOM”).  We concluded a discount for lack of marketability was appropriate as the shares are subject to an initial lock-up period of six-months until they are eligible for registration pursuant to SEC Rule 144 followed by restrictions that allow for a maximum of 10% of total shares to be sold within a 30-day period.  The DLOM effectively reflects the value of an average strike put option relative to our stock price and was calculated based on the Finnerty average put model. We concluded that the licensed technology qualified as a research and development expense pursuant to ASC Topic 730, Research and Development, as we do not have an alternative future use for the technology and we do not have a plan to otherwise monetize the Licensed Products. We recognized $0.1 million in Research and Development expense in our condensed consolidated statement of income for the three and six-months ended September 30, 2024. The Agreement provides RFI the right to terminate the license if we breach any representation, warranty or covenant contained in the Agreement, subject to any relevant cure periods, or if we are subject to a bankruptcy or insolvency event.

We held our annual meeting of stockholders (the "Annual Meeting") on October 17, 2024, in that Annual Meeting, among other items, our stockholders approved an amendment to our amended and restated certificate of incorporation (the "Amendment”) to effect the reverse stock split at a ratio in the range of 1-for-2 to 1-for-50, with such ratio to be determined in the discretion of our board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by our board of directors in its sole discretion prior to the one-year anniversary of the Annual Meeting.

Pursuant to such authority granted by our stockholders, our board of directors approved a one-for-twenty (1:20) reverse stock split (the "Reverse Stock Split”) of our common stock and the filing of the Amendment to effectuate the Reverse Stock Split. The Amendment was filed with the Secretary of State of the State of Delaware and the Reverse Stock Split became effective in accordance with the terms of the Amendment at 11:59 p.m. Eastern Time on October 24, 2024 (the "Effective Time”), and our common stock opened for trading on The Nasdaq Capital Market on October 25, 2024 on a post-split basis, under the existing ticker symbol "AMIX” but with a new CUSIP number 05330T205. The Amendment provides that, at the Effective Time, every twenty shares of our issued and outstanding common stock will automatically be combined into one issued and outstanding share of common stock, without any change in par value per share, which will remain $0.001.

On November 1, 2024, we received notice from the Depository Trust and Clearing Corporation ("DTCC") on behalf of the brokerage firms that hold the shares of our common stock held in “street name”, that in connection with the foregoing rounding of shares we would need to issue 271,846 shares of common stock. Prior to our required announcement regarding the Reverse Stock Split on October 22, 2024, we estimate there were approximately 4,800 shareholders of record. We do not believe the number of shares being requested is correct based on the historical number of shareholders of our common stock and are aware of similar occurrences in recent months for other companies completing a Reverse Stock Split. As such, we have begun an inquiry into the calculations set forth in the request. During the pendency of this inquiry, we do not intend to issue any shares in connection with the fractional shares being requested.

Results of Operations for the Three and Six Months Ended September 30, 2024 Compared to the Three and Six Months Ended September 30, 2023

Below is a summary of the results of operations (in thousands):

	Three Months Ended September 30,
			Change	Change
	2024	2023	( $ )	( % )
Operating expenses:
General and administrative	$1,662	$793	$869	110%
Research and development	1,174	471	703	149%
Warrant expense - termination agreement	-	4,556	(4,556)	(100)%
Total operating expenses	$2,836	$5,820	$(2,984)	(51)%

	Six Months Ended September 30,
			Change	Change
	2024	2023	( $ )	( % )
Operating expenses:
General and administrative	$3,461	$1,295	$2,166	167%
Research and development	2,128	839	1,289	154%
Warrant expense - termination agreement	-	4,556	(4,556)	(100)%
Total operating expenses	$5,589	$6,690	$(1,101)	(16)%

General and Administrative Expense

General and administrative expense was $1.7 million for the three months ended September 30, 2024 compared to $0.8 million for the same period in 2023. This $0.9 million increase was driven primarily by increases in officer and employee compensation and benefits of $0.4 million, as we expanded our management team, stock-based compensation of $0.2 million, insurance expense of $0.1 million, franchise tax of $0.1 million and other expenses of $0.1 million.

General and administrative expense was $3.5 million for the six months ended September 30, 2024 compared to $1.3 million for the same period in 2023. This $2.2 million increase was driven primarily by increases in officer and employee compensation and benefits of $1.0 million, as we expanded our management team, stock-based compensation of $0.6 million, legal and professional fees of $0.2 million, insurance expense of $0.2 million, franchise tax of $0.2 million, and board of directors compensation of $0.1 million, offset by a decrease in advertising expense of $0.1 million.

Research and Development Expense

Research and development expense was $1.2 million for the three months ended September 30, 2024 compared to $0.5 million for the same period in 2023.

Research and development expense was $2.1 million for the six months ended September 30, 2024 compared to $0.8 million for the same period in 2023

The increases in research and development expenses during the current year was mainly attributed to our clinical trial and product development costs. We expect to incur increased research and development costs in the future as we continue with our clinical trial.

Interest expense

For the three and six months ended September 30, 2024, we had interest expense of less than $0.1 million, respectively, related to the amortization of debt discount. Interest expense was $0 during the three and six months ended September 30, 2023 as there was no comparable expense in the prior period.

Interest income

For the three and six months ended September 30, 2024, we had interest income of less than $0.1 million and $0.2 million, respectively. Interest income for the three and six months ended September 30, 2023 was less than $0.1 million, respectively, due to relatively lower cash balances.

Liquidity and Capital Resources

On September 30, 2024, we had cash of $5.2 million, and working capital of $4.1 million. We have historically funded our operations from proceeds from debt and equity sales. We estimate our current cash resources are sufficient to fund our operations into but not beyond the second calendar quarter of 2025.

Our plan of operations is primarily focused on developing our initial product, which is currently in the proof-of-concept stage at this time. We are initially focusing on the treatment of pain associated with pancreatic cancer and we have designed our commercialization efforts around this as our first proposed indication for use.

We will need to raise additional capital to meet our obligations and execute our business plan. We estimate that we will require additional financing of approximately $40 million to fund our operations to commercialization of our first indication. The timing and costs of clinical trials are difficult to predict and trial plans may change in response to evolving circumstances and as such the foregoing estimates may prove to be inaccurate. If we are unable to raise sufficient funds, we will be required to develop and implement an alternative plan to further extend payables, reduce overhead or scale back our business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. The Company recognizes it will need to raise additional capital to continue to execute its business plan, including obtaining regulatory clearance for its products currently under development and commercializing and generating revenues from products under development. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. A failure to raise sufficient capital, generate sufficient product revenues, control expenditures and regulatory matters, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives. If the Company is unable to raise sufficient additional funds, it will have to scale back its operations.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $3.4 million during the six months ended September 30, 2024, consisting of a net loss of $5.5 million and a decrease in operating assets of $0.6 million and an increase in operating liabilities of $0.5 million. The change in operating assets and liabilities included sources of cash from a decrease in other current assets of $0.6 million and an increase in accounts payable and accrued expenses of $0.1 million and $0.4 million, respectively. The decrease in other current assets was driven primarily by the receipt of funds from our marketing partner that were a holdback from our IPO and the amortization of prepaid insurance costs. The increases in accounts payable and accrued expenses were driven primarily by increases in research and development expenses and accruing for franchise tax. Non-cash items consisted of stock-based compensation of $0.8 million, depreciation and amortization of $0.1 million and issuance of common stock, net of discount for lack of marketability of $0.1 million.

Cash used in investing activities

Net cash used in investing activities was $5 thousand for the six months ended September 30, 2024 related to the purchase of computer hardware and software.

Cash provided by financing activities

Net cash provided by financing activities was $0 for the six months ended September 30, 2024.

Net cash provided by financing activities was $3.1 million for the six months ended September 30, 2023 consisting of $2.8 million from the sale of common stock and $0.4 million from the issuance of convertible debt. We also paid $0.1 million in offering costs related to our IPO.

Contractual Obligations and Commitments

None.

Employment Arrangements

We have agreements with key employees to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain key members of executive management to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In total, these benefits would amount to a range of $1.1 million to $1.6 million using the rate of compensation in effect at September 30, 2024.

Off-balance Sheet Arrangements

As of September 30, 2024 and March 31, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Significant Judgments and Estimates

The financial statements in this quarterly report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, including the following: work performed but not yet billed by contract manufacturers, engineers and research organizations, warrant liability and the valuation of equity related instruments. Management relies on historical experience and other assumptions believed to be reasonable in making its judgments and estimates. Actual results could differ materially from those estimates.

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

Under the supervision, and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness, as of September 30, 2024, of our disclosure controls and procedures. Based upon such evaluation and due to both the limited staffing of the Company at its early stage of development and the existence of the material weaknesses in our internal control over financial reporting described below, our CEO and CFO have concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As previously disclosed in the Annual Report in our Form 10-K filed with the SEC on May 31, 2024, our management concluded that our internal control over financial reporting was, and continues to be, ineffective as of September 30, 2024 due to material weaknesses in our internal controls arising from a lack of segregation of duties; general technology controls; and financial statement reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to maintain effective segregation of duties on our assessment of our internal control over financial reporting and has concluded that the control deficiency represents a material weakness. As previously disclosed, in our Form 10-K for the fiscal year ending March 31, 2024, we hired new executive officers and management with significant financial and accounting experience in both private and public companies. During the six months ended September 30, 2024, an additional experienced staff was hired in the accounting and finance department. We have added the use of additional consulting firms to assist with significant and complex accounting transactions and to assist with our segregation of duties and create a more structured financial statement reporting environment. Experienced personnel will be hired in the accounting and finance department and appropriate consultants will be upgraded as soon as it becomes economically feasible and sustainable. In addition, management has added additional mitigating controls with regards to cash disbursements; changes were made in our authorization processes to improve segregation of duties; and we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to our risk factors from those set forth in our Form 10-K filed with the SEC on May 31, 2024 aside from the following:

We completed a reverse stock split on October 24, 2024 in an effort to regain compliance with Nasdaq listing rules and we cannot predict the effect that such reverse stock split will have on the market price for shares of our common stock.

Our board of directors approved a 1-for-20 reverse stock split of our common stock, which became effective at 11:59 p.m. Eastern Time on October 24, 2024. We cannot predict the effect that the reverse stock split will have on the market price for shares of our common stock, and the history of similar reverse stock splits for companies in like circumstances has varied. Some investors may have a negative view of a reverse stock split. Even if the reverse stock split has a positive effect on the market price for shares of our common stock, performance of our business and financial results, general economic conditions and the market perception of our business, and other adverse factors which may not be in our control could lead to a decrease in the price of our common stock following the reverse stock split.

Furthermore, even if the reverse stock split does result in an increased market price per share of our common stock, the market price per share following the reverse stock split may not increase in proportion to the reduction of the number of shares of our common stock outstanding before the implementation of the reverse stock split. Accordingly, even with an increased market price per share, the total market capitalization of shares of our common stock after a reverse stock split could be lower than the total market capitalization before the reverse stock split. Also, even if there is an initial increase in the market price per share of our common stock after a reverse stock split, the market price many not remain at that level.

If the market price of shares of our common stock declines following the reverse stock split, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the reverse stock split due to decreased liquidity in the market for our common stock. Accordingly, the total market capitalization of our common stock following the reverse stock split could be lower than the total market capitalization before the reverse stock split.

We may be required to issue up to 271,846 shares of common stock in connection with the reverse stock split we completed on October 24, 2024, and we may be subject to potential liability if it is determined that we are required to issue such shares and we fail to issue such shares on a timely basis.

On October 24, 2024, we completed a one-for-twenty reverse stock split of our common stock. In connection with the approval of the reverse stock split, we agreed that no fractional shares will be issued in connection with the reverse stock split and that we would issue one full share of the post-reverse stock split common stock to any shareholder who would have been entitled to receive a fractional share as a result of the process. On November 1, 2024, we received notice from DTCC on behalf of the brokerage firms that hold the shares of our common stock held in “street name” that in connection with the foregoing rounding of shares we would need to issue 271,846 shares of common stock.

We do not believe the number of shares being requested is correct based on the historical number of shareholders of our common stock and have begun an inquiry into the calculations set forth in the request. During the pendency of this inquiry, we do not expect to issue any shares in connection with the fractional shares being requested. We may face potential liability for our failure to issue the shares of common stock if it is determined that we are required to issue such shares. In addition, our shareholders will be diluted to the extent of any issuances of shares of common stock in connection with the foregoing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 10, 2024, we entered into a license agreement (the “Agreement”) with RF Innovations, Inc. (“RFI”), a privately held medical technology company, to license products utilizing RFI’s intellectual property related to its Apex 6 Radiofrequency Generator (the “Licensed Products”). The Apex 6 Generator is a United States Food and Drug Administration (“FDA”) cleared ablation technology designed to lesion neural tissue for pain management in the peripheral nervous system. Pursuant to the Agreement, RFI granted us a perpetual non-exclusive worldwide royalty free fully paid license related to the Licensed Products, provided that the license did not include the right to sell certain products to customers for the treatment of spine pain. In connection with the Agreement, we issued RFI 12,500 unregistered shares of our common stock as consideration for the license. The Agreement provides RFI the right to terminate the license if we breach any representation, warranty or covenant contained in the Agreement, subject to any relevant cure periods, or if we are subject to a bankruptcy or insolvency event.

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

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc. (incorporated by reference from exhibit 2.1 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)
3.2	Amended and Restated Bylaws of Autonomix Medical, Inc. (incorporated by reference from exhibit 2.2 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc., filed with the Secretary of State of the State of Delaware (incorporated by reference from exhibit 3.1 of the Form 8-K filed October 28, 2024)
10.1	License Agreement between Autonomix Medical, Inc. and RF Innovations, Inc. (incorporated by reference from exhibit 10.1 of the Form 8-K filed July 15, 2024)
10.2*	Non-Employee Director Compensation Plan
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

AUTONOMIX MEDICAL, INC.

SIGNATURE	TITLE	DATE

/s/ Brad Hauser	Chief Executive Officer and President	November 8, 2024
Brad Hauser	(principal executive officer)

/s/ Trent Smith	Chief Financial Officer and Executive Vice-President	November 8, 2024
Trent Smith	(principal financial and accounting officer)