Form 10-Q
period 2024-12-31
Autonomix Medical, Inc.
filed 2025-02-13
CIK 1617867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

The number of shares of the Company's outstanding common stock as of February 10, 2025 was 2,462,983.

Autonomix Medical, Inc.

Index to Unaudited Condensed Financial Statements

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Autonomix Medical, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except par value and share data)	As of
	December 31,	March 31,
	2024	2024

Assets
Current assets:
Cash and cash equivalents	$11,823	$8,608
Other current assets	109	783
Total current assets	11,932	9,391
Long term assets:
Fixed assets, net	20	16
Total long term assets	20	16

Total Assets	$11,952	$9,407

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$232	$492
Short term debt - convertible notes, net of unamortized debt discount	1,132	-
Accrued expenses	881	285
Total current liabilities	2,245	777
Long term liabilities:
Long term debt - convertible notes, net of unamortized debt discount	-	1,002
Total long term liabilities	-	1,002

Total Liabilities	$2,245	$1,779

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and March 31, 2024, respectively	$-	$-
Common stock, $0.001 par value, 500,000,000 shares authorized, 2,462,983 and 942,575 shares issued and outstanding as of December 31, 2024 and March 31, 2024, respectively	2	1
Additional paid-in capital	56,892	46,596
Accumulated deficit	(47,187)	(38,969)
Total Stockholders' Equity	9,707	7,628

Total Liabilities and Stockholders' Equity	$11,952	$9,407

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
		2023		2023
(in thousands, except share and per share data)	2024	(as revised)	2024	(as revised)

Operating expenses:
General and administrative	$1,703	$2,237	$5,164	$3,531
Research and development	1,044	687	3,172	1,527
Warrant expense - termination agreement	-	-	-	4,556

Total operating expenses	2,747	2,924	8,336	9,614

Loss from operations	(2,747)	(2,924)	(8,336)	(9,614)

Other income (expense):
Warrant liability - mark-to-market	-	(179)	-	(418)
Interest expense	(45)	(33)	(130)	(33)
Interest income	80	23	247	47

Total other income (expense)	35	(189)	117	(404)

Loss before income taxes	(2,712)	(3,113)	(8,219)	(10,018)

Income taxes	-	-	-	-

Net loss	$(2,712)	$(3,113)	$(8,219)	$(10,018)

Loss per share - basic and diluted	$(1.46)	$(3.07)	$(5.72)	$(10.02)

Weighted average shares outstanding - basic and diluted	1,851,910	1,014,036	1,437,982	999,866

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Changes in Stockholders' Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
(in thousands)	Shares	Amount	Capital	Deficit	Equity

Balance March 31, 2023	617	$1	$24,186	$(23,543)	$644

Net loss	-	-	-	(865)	(865)
Issuance of common stock	71	-	2,840	-	2,840

Balance June 30, 2023	688	1	27,026	(24,408)	2,619

Net loss	-	-	-	(6,040)	(6,040)
Stock-based compensation	-	-	151	-	151
Warrants issued for debt issuance costs	-	-	346	-	346

Balance September 30, 2023	688	1	27,523	(30,448)	(2,924)

Net loss	-	-	-	(3,113)	(3,113)
Stock-based compensation	-	-	212	-	212
Warrants issued for debt issuance costs	-	-	230	-	230
Issuance of common stock - warrants exercised	35	-	-	-	-

Balance December 31, 2023	723	1	$27,965	$(33,561)	$(5,595)

Balance March 31, 2024	943	1	46,596	(38,969)	7,628

Net loss	-	-	-	(2,699)	(2,699)
Stock-based compensation	-	-	360	-	360
Issuance of common stock - warrants exercised	20	-	-	-	-

Balance June 30, 2024	963	1	46,956	(41,668)	5,289

Net loss	-	-	-	(2,807)	(2,807)
Stock-based compensation	-	-	445	-	445
Issuance of common stock	12	-	101	-	101
Issuance of common stock - warrants exercised	177	-	-	-	-

Balance September 30, 2024	1,152	$1	$47,502	$(44,475)	$3,028

Net loss	-	-	-	(2,712)	(2,712)
Stock-based compensation	-	-	418	-	418
Issuance of common shares and equity classified warrants, net of offering costs	616	-	8,972	-	8,972
Issuance of common stock - warrants exercised	695	1	-	-	1

Balance December 31, 2024	2,463	$2	$56,892	$(47,187)	$9,707

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
(in thousands)	2024	2023

Cash Flows from Operating Activities:
Net loss	$(8,219)	$(10,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,223	363
Depreciation and amortization expense	135	35
Issuance of common stock, net of discount for lack of marketability	101	-
Warrant expense - termination agreement	-	4,556
Warrant liability - mark-to-market	-	418
Changes in operating assets - decrease/(increase):
Other current assets	675	(467)
Changes in operating liabilities - (decrease)/increase:
Accounts payable	(261)	490
Accrued expenses	597	262
Net cash used in operating activities	(5,749)	(4,361)

Cash Flows from Investing Activities:
Purchase of property and equipment	(10)	(16)
Net cash used in investing activities	(10)	(16)

Cash Flows from Financing Activities:
Issuance of common stock, pre-funded and common warrants	10,025	-
Payment of issuance costs for financing	(1,052)	-
Proceeds from exercise of warrants	1	-
Issuance of common stock	-	2,840
Issuance of convertible debt	-	2,000
Payment of offering costs for IPO	-	(110)
Net cash provided by financing activities	8,974	4,730

Net increase in cash and cash equivalents	3,215	353

Cash and cash equivalents, at beginning of period	8,608	865

Cash and cash equivalents, at end of period	$11,823	$1,218

Supplemental cash flow disclosures:
Non-cash financing activities:
Warrants issued for debt issuance costs	$-	$576
Warrants issued for equity issuance costs	$479	$-
Proceeds from cashless exercise of warrants	$39	$1

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

The number of authorized shares of common stock remained at 500 million shares. As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all outstanding stock options, restricted stock unit awards, warrants and convertible notes, which resulted in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock unit awards, warrants and convertible notes and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants.

The Company’s stock option awards did not automatically adjust for the Reverse Stock Split. However, the Company chose to exercise its rights under the agreements to adjust the exercise price and number of shares exercisable or issuable upon vesting proportionately for the Reverse Stock Split. Based on the analysis performed, the Company does not need to recognize any additional compensation expense as a result of the modification.

In addition, the number of shares reserved for issuance under the Company’s equity compensation plan immediately prior to the Effective Time was reduced proportionately.

No fractional shares were issued as a result of the Reverse Stock Split. Any stockholder who would have been entitled to receive a fractional share as a result of the process was entitled to the rounding up of the fractional share to the nearest whole number. See " Fractional Shares" in Note 5 for further disclosure regarding fractional shares.

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

On November 22, 2024, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc., as representative of the several underwriters, if any, named on Schedule I of the Underwriting Agreement (the “Underwriters”), in connection with a firm commitment underwritten public offering (the “Offering”) of: (i) 458,691 common units (the “Common Units”), each Common Unit consisting of one share of Company common stock and one series A warrant to purchase one share of common stock (the “Series A Warrants”); and (ii) 917,596 pre-funded units (the “Pre-Funded Units”) and together with the Common Units, the "Units", each Pre-Funded Unit consisting of one pre-funded warrant to purchase one share of common stock (the “Pre-Funded Warrant”) and one Series A Warrant. The purchase price of each Common Unit was $6.540, and the purchase price of each Pre-Funded Unit was $6.539. In addition, the Company granted the Underwriters a 45-day option to purchase an additional 206,422 shares of common stock, and/or an additional 206,422 Series A Warrants, solely to cover over-allotments, if any. The Pre-Funded Warrants have an exercise price of $0.001 per share, are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Series A Warrants have an exercise price of $6.540 per share, are immediately exercisable and may be exercised at any time until the five-year anniversary of the date of issuance. Both the Pre-Funded Warrants and the Series A Warrants are subject to a beneficial ownership limitation of 4.99%. The Pre-Funded Warrants and Series A Warrants were issued pursuant to a warrant agency agreement between the Company and Equity Stock Transfer, LLC (the “Warrant Agency Agreement”). The Offering closed on November 25, 2024. On November 22, 2024, the Underwriters partially exercised their over-allotment option with respect to 156,809 shares of common stock and 156,809 Series A Warrants. The aggregate gross proceeds to the Company, including the partial exercise of the over-allotment option, were approximately $10.0 million, before deducting underwriting discounts and other expenses by the Company of $1.5 million, including $0.5 million of non-cash expenses. The net cash proceeds to the Company were approximately $9.0 million. Under the terms of the Underwriting Agreement, the Underwriters received an underwriting discount of 8.0% to the public offering price for the Units. In addition, the Company agreed to reimburse the Underwriters for certain out-of-pocket expenses up to $115,000. The Company also issued to the representative of the Underwriters warrants to purchase up to 91,985 shares of common stock at an exercise price of $10.137 per share (the “Representative’s Warrants”).

For the  nine months ended December 31, 2024 and 2023, the Company incurred net losses of $ 8.2 million and $ 10.0 million, respectively, and had net cash flows used in operating activities of $ 5.7 million and $ 4.4 million, respectively. The Company had no revenues for the three and nine months ended December 31, 2024 and 2023, respectively, and an accumulated deficit of $ 47.2 million, working capital of $ 9.7 million and cash of $ 11.8 million as of December 31, 2024. The Company does not expect to generate positive cash flows from operating activities in the near future.

The Company estimates its current cash resources are sufficient to fund its operations into but not beyond the first calendar quarter of 2026. The Company recognizes it will need to raise additional capital to continue to execute its business plan, including obtaining regulatory clearance for its products currently under development and commercializing and generating revenues from products under development. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. A failure to raise sufficient capital, generate sufficient product revenues, control expenditures and regulatory matters, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives. If the Company is unable to raise sufficient additional funds, it will have to scale back its operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250 thousand. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Offering and Financing Costs

Offering costs consist of professional costs incurred through the balance sheet date that are direct and incremental related to the Company’s equity financing activities.  Specifically, offering costs were incurred during the Company’s initial public offering ("IPO") and the Offering. The Company includes offering costs in additional paid-in capital, to the extent there is sufficient cash proceeds, upon completion of the sale of equity. Costs associated with salaries and other period costs are expensed as incurred.

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

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instrument

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value and require significant judgment and estimation

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

The Company did not have any assets or liabilities measured at fair value as of December 31, 2024 and March 31, 2024. In the fourth quarter of the Company's fiscal year ended March 31, 2024 there was a transfer out of Level 3 for the warrant liability, for the settlement and reclassification to equity of the instrument, that occurred in the three months ended March 31, 2024. For additional information, see Note 2 - Warrant Liability and Fair Value of Financial Instruments.

As of December 31, 2024, the Company determined that the estimated fair value of debt was approximately $ 1.2 million. The fair value of debt was estimated using market rates the Company believes would be available for similar types of financial instruments and represents a Level 2 measurement.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of reported assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2024 and March 31, 2024 the Company determined a full valuation allowance was required to offset its deferred tax assets as a result of recurring operating losses.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740-10 which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on its tax return. The Company evaluates and records any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon examination and ultimate settlement with the tax authorities in the tax jurisdictions in which it operates. As of December 31, 2024 and March 31, 2024 the Company had no uncertain tax positions.

The Company does not expect to pay any significant federal, state, or foreign income taxes in our fiscal year 2025 (ending March 31, 2025) as a result of the losses recorded during the nine months ended December 31, 2024 and the additional losses expected for the remainder of our fiscal year 2025 and cumulative net operating loss carryforwards. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

The Company recorded no income tax provision for the three and nine months ended December 31, 2024 and 2023, respectively. The effective tax rate for the three and nine months ended December 31, 2024 and 2023 is zero. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

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

Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, which includes shares issuable for little to no consideration upon the exercise of certain equity-classified warrants. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Generally, the Company’s outstanding warrants are non-participating securities as they are not entitled to non-forfeitable rights to dividends or dividend equivalents during the vesting term and have no obligation to fund losses.

However, generally the Company's warrants are participating securities as the holders receive a right to dividends, but they are not obligated to fund losses. In periods of loss, since no income is allocated to these securities, the Company's use of the "treasury stock method" derives the same result. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted calculation for the entire period being presented.

For the nine months ended December 31, 2024 and 2023, dilutive securities that were not included in the calculations of the loss per common share because they would be anti-dilutive included the following:

	December 31,
		2023
	2024	(as revised)

Equity based warrants to purchase common shares	87,531	3,304
Convertible Notes - common shares (1)	33,250	50,000
Convertible Notes - equity-based warrants to purchase common shares	25,003	25,003
Termination agreement - equity-based warrants to purchase common shares (2)	-	80,000
Stock options granted under Company's incentive plan	235,983	85,180
Series A Warrants	1,533,096	-
Representative Warrants	91,985	-

Total potentially dilutive securities	2,006,848	243,487

(1) Shares for the convertible note proceeds received
(2) Shares are based on an estimated initial offering price of $100.00

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising

It is our policy to expense advertising costs as incurred. Advertising expenses are included within general and administrative expenses within the statement of operations. For the three and nine months ended December 31, 2024, the Company recorded $0.0 and less than $0.1 million, respectively, of advertising expenses. For the three and nine months ended December 31, 2023, the Company recorded $1.3 million and $1.4 million, respectively, of advertising expenses related to the Company's January 2024 IPO.

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

Recent Accounting Pronouncements

In  November 2024, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for fiscal years beginning after  December 15, 2026 and for interim periods within fiscal years beginning after  December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it  may have on its consolidated financial statements and related disclosures but expects additional disclosures upon adoption.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance and allocate resources. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods for fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our disclosures.

Correction of an Immaterial Errors in the Prior Period Financial Statements

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

A summary of immaterial corrections reflecting the prior period impact to the Company’s Statement of Operations, for the three and nine months ended December 31, 2023 is shown below (in thousands):

	For the Three Months Ended December 31, 2023

	Originally Filed	Correction	As Revised
General and administrative expense	2,323	(86)	2,237
Research and development expense	601	86	687
	2,924	-	2,924

	For the Nine Months Ended December 31, 2023

	Originally Filed	Correction	As Revised
General and administrative expense	3,674	(143)	3,531
Research and development expense	1,384	143	1,527
	5,058	-	5,058

During the three and nine months ended December 31, 2024, the Company determined that previously filed quarterly and annual financial statements had an immaterial earnings per share error resulting from the exclusion of certain unexercised equity based warrants to purchase common shares that had an exercise price of approximately $0.01 or less from the basic earnings per share calculations in accordance with ASC 260-10-45-13. As a result, the prior year earnings per share calculations have been revised for consistency with the current year presentation. The Company assessed the materiality of this change in presentation on prior period financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “ Materiality,” ( ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that this error correction in its  Statements of Operations and Note 1 – Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies (Loss Per Common Share) is not material to any previously presented financial statements based upon overall considerations of both quantitative and qualitative factors. The corrections had no impact in the comparative period Balance Sheet, Statements of Cash Flows, or Statement of Changes in Stockholders’ Equity. Further, the immaterial correction did not result in a change in operating losses or net loss in the Statement of Operations and the effects of including unexercised warrants in the earnings per share calculation have an antidilutive effect reducing the net loss per share amount. Accordingly, the Company corrected the previously reported earnings per share calculation for the three and nine months ended December 31, 2023 in this Quarterly Report on Form 10-Q.

A summary of the impact of the Company’s Reverse Stock Split and immaterial corrections reflecting the prior period impact to the Company’s Statement of Operations and earnings per share are shown below:

	Three Months Ended December 31, 2023
	Originally Filed	Adjusted for 1-for-20 Reverse Stock Split	Correction	As Revised

Net Loss (in thousands)	(3,113)	-	-	(3,113)
Loss per share - basic and diluted	(0.23)	(4.51)	1.44	(3.07)
Weighted average shares outstanding - basic and diluted	13,799,170	689,970	324,066	1,014,036

	Nine Months Ended December 31, 2023
	Originally Filed	Adjusted for 1-for-20 Reverse Stock Split	Correction	As Revised

Net Loss (in thousands)	(10,018)	-	-	(10,018)
Loss per share - basic and diluted	(0.74)	(14.86)	4.84	(10.02)
Weighted average shares outstanding - basic and diluted	13,487,444	674,383	325,483	999,866

A summary of the impact of the Company’s Reverse Stock Split and immaterial corrections reflecting the prior period impact are shown below:

	Nine Months Ended December 31, 2023
	Originally Filed	Adjusted for 1-for-20 Reverse Stock Split	Correction	As Revised

Equity based warrants to purchase common shares	5,914,929	295,751	(292,447)	3,304
Convertible Notes - common shares	1,000,000	50,000	-	50,000
Convertible Notes - equity-based warrants to purchase common shares	500,000	25,003	-	25,003
Termination agreement - equity-based warrants to purchase common shares	1,600,000	80,000	-	80,000
Stock options granted under Company's incentive plan	1,703,600	85,180	-	85,180
Total potentially dilutive securities	10,718,529	535,934	(292,447)	243,487

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

There were no outstanding instruments classified as Level 3 measurements as of December 31, 2024 or March 31, 2024.

The following table summarizes the activity of the Level 3 fair value measurements during the three and nine months, respectively, ended December 31, 2023 (in thousands):

Schedule of Fair Value Activity	Warrant Liabilities

Balance as of September 30, 2023	$4,795
Additions	-
Change in fair value measurements - warrants mark-to-market	179

Balance as of December 31, 2023	$4,974

Schedule of Fair Value Activity	Warrant Liabilities

Balance as of March 31, 2023	$-
Additions	4,556
Change in fair value measurements - warrants mark-to-market	418

Balance as of December 31, 2023	$4,974

During the three months ended December 31, 2023, the Company recognized the changes in the fair value under warrant liability – mark-to-market for $0.2 million. There were no changes to the valuation approaches or techniques used for Level 3 measurements.

During the nine months ended December 31, 2023, the Company recognized the initial warrant expense as a component of operating expenses on the condensed statement of operations under warrant expense – termination agreement for $4.6 million and the changes in the fair value under warrant liability – mark-to-market for $0.4 million. There were no changes to the valuation approaches or techniques used for Level 3 measurements.

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

(2)

Scenario probability as of issuance and December 31, 2023 was based on timing expectations of management that a qualified offering occurring as of December 31, 2023 and January 25, 2024 was estimated at 70% and 0%; respectively; a qualified offering occurring as of June 30, 2024 was estimated at 10%; for both periods; and no qualified offering occurring was estimated at 20% for both periods;

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

Note 3 – Convertible Notes Payable

On September 9, 2023, the Company's Board of Directors (the “Board”) authorized an offering of up to $2.0 million in unsecured, non-interest bearing convertible promissory notes (the “Notes”) and accompanying warrants (the “Bridge Financing Warrants”) (collectively, the “Bridge Offering”) that will mature on December 31, 2025. The Notes provided that, on the closing date of the IPO, the outstanding principal would be automatically converted into common stock at the conversion price of $40.00. Each dollar in principal amount of Notes purchased were accompanied by a five-year Bridge Financing Warrant to purchase approximately 0.0125 shares of Common stock with an exercise price of $20.00 per share. The Company records the Bridge Financing Warrants as a discount to the Notes.

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

As of December 31, 2024, the Company received proceeds of $2.0 million of Notes executed from the Bridge Offering, which would convert into 50,000 shares of common stock. The Company’s effective interest rate for the Notes is 15.3% due to the amortization of the discount stemming from the issuance of the Bridge Financing Warrants. On January 26, 2024, we consummated our initial public offering (“IPO”). In connection with the closing of the IPO, a portion of our convertible notes were converted into 16,750 shares of our common stock. Upon the closing of the IPO, certain notes were to be automatically converted according to their terms into our common stock to the extent and provided that certain holders of these notes are not permitted to convert such notes to the extent that the holders or any of its affiliates would beneficially own in excess of 4.99% of our common stock after such conversion. Due to this 4.99% limitation, principal representing $1.3 million, or 33,250 shares, of these notes remains outstanding.

The table below summarizes the Company’s outstanding convertible notes payable as of December 31, 2024 (in thousands).

	Principal Amount	Unamortized Debt Discount	Net Carrying Amount

Zero-coupon convertible notes payable due on December 31, 2025	$1,330	$198	$1,132

Warrants - Convertible Promissory Notes

During September to December 2023, the Company previously issued the Notes (See Note 3 - Convertible Notes Payable) with detachable warrants for the purchase of shares of the Company’s common stock. The Company utilized a Monte Carlo simulation model to determine the fair value of each Bridge Offering Warrant. The key inputs to the Monte Carlo simulation used to determine the fair value of each warrant include, the Company’s stock price fair value which was determined through a back solve calculation such that the stock price results in the average total value of the Notes and the Bridge Offering Warrants being equal to the cash proceeds received, volatility based on a selection of publicly held peer companies of 101.88%, expected term of 5 years, risk free rate of 4.40%, discount rate of 20.00% and a discount for lack of marketability of 15.77%.

During the three and nine months ended December 31, 2024, the Company recorded less than $0.1 million and $0.1 million, respectively, in interest expense related to the amortization of the debt discount.

During the three and nine months ended December 31, 2023, the Company recorded less than $0.1 million, respectively, in interest expense related to the amortization of the debt discount.

The following table presents a summary of activity for the warrants issued in connection with the Company’s Notes:

		Weighted-Average
		Exercise Price
	Warrants	Per Share

Outstanding and exercisable, March 31, 2024	25,003	$20.00
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Expired	-	-
Outstanding, December 31, 2024	25,003	$20.00

Exercisable, December 31, 2024	25,003	$20.00

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

	Three Months Ended December 31,
	2024	2023
Recognized in general and administrative expense	$33,250	$—

Total	$33,250	$—

	Nine Months Ended December 31,
	2024	2023
Recognized in general and administrative expense	$99,750	$—

Total	$99,750	$—

As of December 31, 2024, there was $16,625 of unrecognized stock-based compensation expense related to unvested Restricted Stock, which is expected to be recognized over the period through February 2025.

A summary of activity regarding Restricted Stock issued is as follows:

		Grant Date
	Number of Shares	Fair Value Per Share
Unvested, March 31, 2024	1,604	$76.00

Granted	—	$—
Vested	(1,312)	$76.00
Unvested, December 31, 2024	292	$76.00

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

The following table summarizes the stock option activity for the nine months ended December 31, 2024:

		Weighted-Average
		Exercise Price
	Options	Per Share

Outstanding, March 31, 2024	100,180	$46.59
Granted	135,803	24.19
Exercised	-	-
Forfeited/Cancelled	-	-
Expired	-	-
Outstanding, December 31, 2024	235,983	$33.70

Exercisable, December 31, 2024	31,255	$43.60

The Company’s stock option awards did not automatically adjust for the Reverse Stock Split. However, the Company chose to exercise its rights under the agreements to adjust the exercise price and number of shares exercisable or issuable upon vesting proportionately for the Reverse Stock Split. Based on the analysis performed, the Company does not need to recognize any additional compensation expense as a result of the modification.

During the nine months ended December 31, 2024, the Company granted certain individuals options to purchase shares of common stock with a contractual term that vests annually over four years on the anniversary date. The options had an aggregate grant date fair value of $2.6 million that was calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model included the following: (1) fair value of common stock on the measurement date; (2) discount rate ranging from 4.25% to 4.39% based on the daily yield curve rates for U.S. Treasury obligations, (3) expected life of 6.25 years based on the simplified method (vesting plus contractual term divided by two) and (4) expected volatility ranging from 110% to 136% based on the historical volatility of comparable companies' stock.

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at December 31, 2024 was $4.6 million. During the three and nine months ended December 31, 2024, the Company recorded stock-based compensation - option expense of $0.3 million in general and administrative expense and less than $0.1 million in research and development expense, respectively and $1.0 million in general and administrative expense and less than $0.2 million in research and development expense, respectively. During the three and nine months ended December 31, 2023, the Company recorded stock-based compensation - option expense of $0.2 million and $0.3 million, respectively in general and administrative expense and less than $0.1 million, respectively, in research and development expense  ~~.~~

License Agreement

On July 10, 2024, we entered into a license agreement (the “Agreement”) with RF Innovations, Inc. (“RFI”), a privately held medical technology company, to license products utilizing RFI’s intellectual property related to its Apex 6 Radiofrequency Generator (the “Licensed Products”). The Apex 6 Generator is a United States Food and Drug Administration (“FDA”) cleared ablation technology designed to lesion neural tissue for pain management in the peripheral nervous system. Pursuant to the Agreement, RFI granted us a perpetual non-exclusive worldwide royalty free fully paid license related to the Licensed Products, provided that the license did not include the right to sell certain products to customers for the treatment of spine pain. In connection with the Agreement, we issued RFI 12,500 unregistered shares of our common stock as consideration for the license. The Company determined that the fair value of the shares granted was $0.1 million, which represented its stock price on the date of the Agreement less a 25.6% discount for lack of marketability (“DLOM”).  The Company concluded a discount for lack of marketability was appropriate as the shares are subject to an initial lock-up period of six-months until they are eligible for registration pursuant to SEC Rule 144 followed by restrictions that allow for a maximum of 10% of total shares to be sold within a 30-day period. The DLOM effectively reflects the value of an average strike put option relative to our stock price and was calculated based on the Finnerty average put model. The Company concluded that the licensed technology qualified as a research and development expense pursuant to ASC Topic 730, Research and Development, as the Company does not have an alternative future use for the technology and the Company does not have a plan to otherwise monetize the Licensed Products. The Company recognized $0.1 million in Research and Development expense in its condensed consolidated statement of income for the three and nine-months ended December 31, 2024. The Agreement provides RFI the right to terminate the license if we breach any representation, warranty or covenant contained in the Agreement, subject to any relevant cure periods, or if we are subject to a bankruptcy or insolvency event.

Offering Agreement

On November 22, 2024, the Company entered into the Offering, which consisted of: (i) 458,691 Common Units, each Common Unit consisting of one share of common stock, par value $0.001 per share, and one Series A Warrant to purchase one share of common stock; and (ii) 917,596 Pre-Funded Units, each Pre-Funded Unit consisting of one Pre-Funded Warrant to purchase one share of common stock and one Series A Warrant. The purchase price of each Common Unit was $6.540, and the purchase price of each Pre-Funded Unit was $6.539. In addition, the Company granted the Underwriters a 45-day option to purchase additional 206,422 shares of common stock, and/or additional 206,422 Series A Warrants, solely to cover over-allotments, if any. The Offering closed on November 25, 2024. On November 22, 2024, the Underwriters partially exercised their over-allotment option with respect to 156,809 shares of Common Stock and 156,809 Series A Warrants. The Company received gross proceeds of $10.0 million, before deducting the placement agent's fees and other offering expenses payable by the Company.  Under the terms of the Underwriting Agreement, the Underwriters received an underwriting discount of 8.0% to the public offering price for the Units.  The Company also issued to the Representative’s Warrants to purchase up to 91,985 shares of Common Stock.

The Pre-Funded Warrants have an exercise price of $0.001 per share, are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full, subject to a beneficial ownership limitation of 4.99%. The Series A Warrants have an exercise price of $6.540 per share and may be exercised at any time until the five-year anniversary of the date of issuance, subject to a beneficial ownership limitation of 4.99%. The Pre-Funded Warrants and Series A Warrants were issued pursuant a Warrant Agency Agreement between the Company and Equity Stock Transfer, LLC. The Series A Warrants and the Representative’s Warrants, largely have the same terms and conditions, except the Representative’s Warrants are not exercisable until May 21, 2025 and they are subject to a 180-day lock-up prior to being transferable. The Series A Warrants and Representative’s Warrants may, at the option of the holder be settled upon a change of control at the Black-Scholes value, as defined in the agreement. Upon a change of control the holder may receive cash, other assets or shares of the successor entity, depending on the specific nature of the change of control transaction and the settlement options afforded to the holders of Common Stock. The Company analyzed the Pre-Funded Warrants, the Series A Warrants, and the Representative’s Warrants (collectively the “Offering Warrants”) in accordance with ASC Topic 480, Distinguishing Liabilities from Equity and ASC Topic 815, Derivatives and Hedging. Management concluded that the Offering Warrants meet all the requirements for equity classification. Since the Offering Warrants meet the requirements for equity classification and the Offering represents an arms-length cash transaction, the Common Units and Pre-Funded Units will be recorded in equity based on the proceeds received, net of issuance costs.

At issuance the Pre-Funded Warrants had a fair value of $6.3290 per share, which represented the common stock issuance price less the $0.001exercise price. At issuance, the Series A Warrants and the Representative’s Warrants had a fair value of $5.3597 and $5.2125 per share, respectively, which was determined using a Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model included the following: (1) fair value of common stock on the measurement date; (2) discount rate of 4.17% based on the daily yield curve rates for U.S. Treasury obligations, (3) the contractual term of the warrants and (4) expected volatility of 144.15% based on the historical volatility of comparable companies' stock. Due to the relative volume of Series A Warrants and Representative’s Warrants issued compared with the Company’s outstanding shares, the Company's stock price was adjusted for the effects of dilution.

In connection with the Offering, the Company incurred total offering costs of $1.5 million. This was comprised of $1.0 million in cash offering costs and $0.5 million for the fair value of the Representative’s Warrant issued.

Equity-Based Stock Warrants

The Company will periodically grant warrants to investors in connection with equity financing or to third-party service providers in exchange for services rendered. The following table summarizes the stock warrant activity for the  nine months ended December 31, 2024:

		Weighted-Average
		Exercise Price
	Warrants	Per Share

Outstanding, March 31, 2024	287,231	$1.64
Granted	2,542,677	4.31
Exercised	(892,432)	0.04
Forfeited/Cancelled	(2,602)	0.20
Expired	-	-
Outstanding, December 31, 2024*	1,934,874	$5.89

Exercisable, December 31, 2024	1,842,889	$5.67

*	Amount includes 87,531 common warrants; 91,985 representative warrants; 222,262 pre-funded warrants; and 1,533,096 Series A Warrants.

The unrecognized compensation expense at December 31, 2024 for warrants issued to third-party service providers was $0. During the three and nine months ended December 31, 2024 and 2023, the Company recorded stock-based compensation - warrant expense of less than $0.1 million.

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

Employment Agreements

We have agreements with key employees to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain key members of executive management to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In total, these benefits would amount to a range of $1.1 million to $1.6 million using the rate of compensation in effect at December 31, 2024.

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

Fractional Shares

See Note 1 - Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies - "Reverse Stock Split" for additional information.

On November 1, 2024, the Company received notice from the Depository Trust and Clearing Corporation ("DTCC") on behalf of the brokerage firms that hold the shares of Company common stock held in “street name” that in connection with the rounding of fractional shares in connection with the Reverse Stock Split, the Company would need to issue 271,846 shares of common stock (the “Shares”) for the rounding of shares. The Company does not believe the number of Shares being requested is correct based on the historical number of shareholders of its common stock and is aware of similar anomalies in recent months for other companies completing a Reverse Stock Split. As such, the Company has begun an inquiry into the calculations set forth in the request. During the pendency of this inquiry, the Company does not intend to issue any shares in connection with the fractional shares being requested and has concluded that an obligation should not be recorded in its financial statements. The Company is not currently subject to any pending litigation as a result of the fractional roundup shares.

Note 6 – Related Party Transactions

The Company utilizes a consulting firm that is owned by the Company’s former Chief Financial Officer to provide accounting and financial reporting services and pays certain expenses on behalf of the Company. For the three and nine months ended December 31, 2024 and 2023, the Company incurred fees of $0 million and less than $0.1 million, respectively for both periods, excluding officer compensation. As of December 31, 2024 and March 31, 2024, the Company owed the consulting firm $0 and less than $0.1 million, respectively, for services and expenses.

As of December 31, 2023, members of the Company’s management/Board and an immediate family member of the Company’s management (related party), collectively purchased $0.5 million ($0.4 million and $0.1 million, respectively) of the Bridge Offering.

In connection with the closing of the IPO, this portion of the Company’s convertible notes were converted into 11,875 shares of the Company’s common stock.

On December 21, 2021, the Company entered into a perpetual, worldwide, exclusive license agreement (the “License” or “License Agreement”) with a company controlled by a significant stockholder of the Company (the “Licensee”). The License allowed the Licensee to use certain intellectual property and technology related to the diagnosis and treatment of cardiovascular conditions held by the Company.

On July 7, 2023, the Company and the Licensee entered into an Exclusive License Termination Agreement (the “Termination Agreement”) in exchange for the issuance, upon the closing of the Company’s initial public offering within one year of the agreement’s execution, of a warrant to purchase shares of the Company for a variable number of shares. The variable number of shares issued was based upon a fixed value of $8.0 million divided by the price per share in the offering. The warrants were exercisable at a price of $0.02 per share and may be exercised any time after the issuance date, subject to a beneficial ownership limitation, and expired five years from the original issuance. The warrants did not provide voting rights, dividend rights, and other rights of a shareholder prior to exercise. The shares underlying the warrant were subject to a lockup agreement for a period of six months after the closing of the offering with respect to 12.5% of the shares issued and twelve months after the closing of the offering for the remainder of the shares.

On January 29, 2024, pursuant to the Termination Agreement, we issued a warrant to purchase 80,000 shares (the “Warrant”) pursuant to the Termination Agreement to the Licensee. The warrants are exercisable at a price of $0.02 per share and may be exercised any time after the issuance date, subject to a beneficial ownership limitation, and expires five years from the original issuance. The shares underlying the Warrant are subject to a lockup agreement for a period of six months after the closing of the IPO with respect to 12.5% of the shares issued and twelve months after the closing of the IPO for the remainder of the shares. In connection with the Termination Agreement, the Company agreed to register the resale of the shares of common stock underlying the Warrant upon a notice of 20 business days by the Warrant holder.

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

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See the section titled “Risk Factors” as found in the Annual Report in our Form 10-K filed with the SEC on May 31, 2024 and the Offering Prospectus filed with the SEC on November 25, 2024, which are available on the SEC’s EDGAR website at www.sec.gov, for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under “Risk Factors” as discussed in the Annual Report in our Form 10-K filed with the SEC on May 31, 2024 and the Offering Prospectus filed with the SEC on November 25, 2024, and in other filings made by us from time to time with the SEC.

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

Forward-looking statements include, but are not limited to, statements about:

•	the success of our ongoing and future clinical trials;
•	competition from existing products or new products that may emerge;
•	potential product liability claims;
•	our dependency on third-party manufacturers to supply or manufacture our future products;
•	our ability to obtain all parts required to manufacture our devices;

•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	our ability and third parties’ abilities to protect intellectual property rights;
•	our ability to raise additional capital to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively;
•	risks associated with our identification of material weaknesses in our control over financial reporting;
•	natural disasters affecting us, our primary manufacturer or our suppliers;
•	our ability to establish relationships with health care professionals and organizations;
•	general economic uncertainty that adversely affects spending on medical procedures;
•	volatility in the market price of our stock; and
•	potential dilution to current stockholders from the issuance of equity awards and from future capital raising activities.

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

On November 1, 2024, we received notice from the Depository Trust and Clearing Corporation ("DTCC") on behalf of the brokerage firms that hold the shares of our common stock held in “street name” that in connection with the rounding of fractional shares in connection with the Reverse Stock Split we would need to issue 271,846 shares of common stock (the “Shares”). We do not believe the number of Shares being requested is correct based on the historical number of shareholders of our common stock and are aware of similar occurrences in recent months for other companies completing a Reverse Stock Split. As such, we have initiated an inquiry into the calculations set forth in the request. During the pendency of this inquiry, we do not intend to issue any shares in connection with the fractional shares being requested and have concluded that an obligation should not be recorded in our financial statements. We are not currently subject to any pending litigation as a result of the fractional roundup shares.

On November 22, 2024, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc., as representative of the several underwriters, if any, named on Schedule I of the Underwriting Agreement (the “Underwriters”), in connection with a firm commitment underwritten public offering (the “Offering”) of: (i) 458,691 common units (the “Common Units”), each Common Unit consisting of one share of common stock and one series A warrant to purchase one share of common stock (the “Series A Warrants”); and (ii) 917,596 pre-funded units (the “Pre-Funded Units”) and together with the Common Units, the "Units", each Pre-Funded Unit consisting of one pre-funded warrant to purchase one share of common stock (the “Pre-Funded Warrant”) and one Series A Warrant. The purchase price of each Common Unit was $6.540, and the purchase price of each Pre-Funded Unit was $6.539. In addition, we granted the Underwriters a 45-day option to purchase additional 206,422 shares of common stock, and/or additional 206,422 Series A Warrants, solely to cover over-allotments, if any. The Pre-Funded Warrants have an exercise price of $0.001 per share, are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Series A Warrants have an exercise price of $6.540 per share, are immediately exercisable and may be exercised at any time until the five-year anniversary of the date of issuance. The Pre-Funded Warrants and Series A Warrants were issued pursuant a warrant agency agreement between the Company and Equity Stock Transfer, LLC (the “Warrant Agency Agreement”). The Offering closed on November 25, 2024. On November 22, 2024, the Underwriters partially exercised their over-allotment option with respect to 156,809 shares of Common Stock and 156,809 Series A Warrants. The aggregate gross proceeds to the Company, including the partial exercise of the over-allotment option, were approximately $10.0 million, before deducting underwriting discounts and other estimated expenses payable by the Company. Under the terms of the Underwriting Agreement, the Underwriters received an underwriting discount of 8.0% to the public offering price for the Units. In addition, we agreed to reimburse the Underwriters for certain out-of-pocket expenses up to $115,000. We also issued to the representative of the Underwriters warrants to purchase up to 91,985 shares of common stock at an exercise price of $10.137 per share (the “Representative’s Warrants”).

Results of Operations for the Three and Nine Months Ended December 31, 2024 Compared to the Three and Nine Months Ended December 31, 2023

Below is a summary of the results of operations (in thousands):

	Three Months Ended December 31,
		2023	Change	Change
	2024	(as revised)	( $ )	( % )
Operating expenses:
General and administrative	$1,703	$2,237	$(534)	(24)%
Research and development	1,044	687	357	52%
Total operating expenses	$2,747	$2,924	$(177)	(6)%

	Nine Months Ended December 31,
		2023	Change	Change
	2024	(as revised)	( $ )	( % )
Operating expenses:
General and administrative	$5,164	$3,531	$1,633	46%
Research and development	3,172	1,527	1,645	108%
Warrant expense - termination agreement	-	4,556	(4,556)	(100)%
Total operating expenses	$8,336	$9,614	$(1,278)	(13)%

General and Administrative Expense

General and administrative expense was $1.7 million for the three months ended December 31, 2024 compared to $2.2 million for the same period in 2023. This $0.5 million decrease was driven primarily by a decrease in advertising expense of $1.3 million, offset by increases in officer and employee compensation and benefits of $0.3 million, as we expanded our management team, stock-based compensation of $0.2 million, insurance expense of $0.1 million, franchise tax of $0.1 million and legal and professional fees of $0.1 million.

General and administrative expense was $5.1 million for the nine months ended December 31, 2024 compared to $3.5 million for the same period in 2023. This $1.6 million increase was driven primarily by increases in officer and employee compensation and benefits of $1.2 million, as we expanded our management team, stock-based compensation of $0.7 million, insurance expense of $0.3 million, legal and professional fees of $0.4 million, franchise tax of $0.2 million, and board of directors compensation of $0.1 million, offset by a decrease in advertising expense of $1.3 million.

Research and Development Expense

Research and development expense was $1.0 million for the three months ended December 31, 2024 compared to $0.7 million for the same period in 2023.

Research and development expense was $3.2 million for the nine months ended December 31, 2024 compared to $1.5 million for the same period in 2023

The increases in research and development expenses during the current year was mainly attributed to our clinical trial and product development costs. We expect to incur increased research and development costs in the future as we continue with our clinical trial and product development costs.

Interest expense

For the three and nine months ended December 31, 2024, we had interest expense of less than $0.1 million and $0.1 million, respectively, related to the amortization of debt discount. Interest expense was less than $0.1 million during the three and nine months ended December 31, 2023, respectively.

Interest income

For the three and nine months ended December 31, 2024, we had interest income of less than $0.1 million and $0.2 million, respectively. Interest income for the three and nine months ended December 31, 2023 was less than $0.1 million, respectively, due to relatively lower cash balances.

Liquidity and Capital Resources

On December 31, 2024, we had cash of $11.8 million, and working capital of $9.7 million. We have historically funded our operations from proceeds from debt and equity sales. We estimate our current cash resources are sufficient to fund our operations into but not beyond the first calendar quarter of 2026.

Our plan of operations is primarily focused on developing our initial product, which is currently in the proof-of-concept stage at this time. We are initially focusing on the treatment of pain associated with pancreatic cancer and we have designed our commercialization efforts around this as our first proposed indication for use.

We will need to raise additional capital to meet our obligations and execute our business plan. We estimate that we will require additional financing of approximately $30 to $35 million to fund our operations to commercialization of our first indication. The timing and costs of clinical trials are difficult to predict and trial plans may change in response to evolving circumstances and as such the foregoing estimates may prove to be inaccurate. If we are unable to raise sufficient funds, we will be required to develop and implement an alternative plan to further extend payables, reduce overhead or scale back our business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. The Company recognizes it will need to raise additional capital to continue to execute its business plan, including obtaining regulatory clearance for its products currently under development and commercializing and generating revenues from products under development. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. A failure to raise sufficient capital, generate sufficient product revenues, control expenditures and regulatory matters, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives. If the Company is unable to raise sufficient additional funds, it will have to scale back its operations.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $5.7 million during the nine months ended December 31, 2024, consisting of a net loss of $8.2 million, a decrease in operating assets of $0.7 million and an increase in operating liabilities of $0.3 million. The change in operating assets and liabilities included sources of cash from a decrease in other current assets of $0.7 million and a net increase in accounts payable and accrued expenses of $0.3 million. The decrease in other current assets was driven primarily by the receipt of funds from our marketing partner that were a holdback from our IPO and the amortization of prepaid insurance costs. The net increase in accounts payable and accrued expenses was driven primarily by increases in research and development expenses and accruing for franchise tax. Non-cash items consisted of stock-based compensation of $1.2 million, depreciation and amortization of $0.1 million and issuance of common stock, net of discount for lack of marketability of $0.1 million.

Net cash used in operating activities was $4.4 million during the nine months ended December 31, 2023, consisting of a net loss of $10.0 million, an increase in operating assets of $0.5 million and an increase in operating liabilities of $0.8 million. The change in operating assets and liabilities included sources of cash from an increase in accounts payable of $0.5 million and accrued expenses of $0.3 million offset by a use of cash for other current assets of $0.5 million. The increases in accounts payable and accrued expenses were driven primarily by increased research and development costs for the development of our medical devices, general and administrative costs consisting of professional fees, officer compensation and marketing costs. The increase in other current assets was driven primarily by prepaid marketing costs. Non-cash items consisted of $4.6 million for warrant expense – termination agreement, $0.4 million for warrant liability – mark-to-market adjustment and stock-based compensation of $0.4 million.

Cash used in investing activities

Net cash used in investing activities was $10 thousand for the nine months ended December 31, 2024 related to the purchase of computer hardware and software.

Net cash used in investing activities was $16 thousand for the nine months ended December 31, 2023 related to the purchase of computer hardware and software.

Cash provided by financing activities

Net cash provided by financing activities was $9.0 million for the nine months ended December 31, 2024. On November 25, 2024, we announced the closing of our previously announced public offering of i) 458,691 Common Units, each Common Unit consisting of one share of common stock, par value $0.001 per share, of the Company (the “Common Stock”) and one series A warrant to purchase one share of Common Stock (the “Series A Warrants”); and (ii) 917,596 pre-funded units (the “Pre-Funded Units”), each Pre-Funded Unit consisting of one pre-funded warrant to purchase one share of Common Stock (the “Pre-Funded Warrant”) and one Series A Warrant. The purchase price of each Common Unit was $6.540 and the purchase price of each Pre-Funded Unit was $6.539. On November 22, 2024, the Underwriters partially exercised their over-allotment option with respect to 156,809 shares of Common Stock with a purchase price of $6.540. The aggregate gross proceeds to the Company, including the partial exercise of the over-allotment option, were approximately $10.0 million, before deducting underwriting discounts and other estimated expenses payable by the Company. We also paid $1.0 million in issuance costs related to our financing event on November 2024.

Net cash provided by financing activities was $4.7 million for the nine months ended December 31, 2023 consisting of $2.8 million from the sale of common stock and $2.0 million from the issuance of convertible notes. We also paid $0.1 million in offering costs related to our January 2024 IPO.

Contractual Obligations and Commitments

None.

Employment Arrangements

We have agreements with key employees to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain key members of executive management to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In total, these benefits would amount to a range of $1.1 million to $1.6 million using the rate of compensation in effect at December 31, 2024.

Off-balance Sheet Arrangements

As of December 31, 2024 and March 31, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Under the supervision, and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness, as of December 31, 2024, of our disclosure controls and procedures. Based upon such evaluation and due to both the limited staffing of the Company at its early stage of development and the existence of the material weaknesses in our internal control over financial reporting described below, our CEO and CFO have concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As previously disclosed in the Annual Report in our Form 10-K filed with the SEC on May 31, 2024, our management concluded that our internal control over financial reporting was, and continues to be, ineffective as of December 31, 2024 due to material weaknesses in our internal controls arising from a lack of segregation of duties; general technology controls; and financial statement reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Due to our size and the limited number of qualified personnel available, the segregation of certain duties, the proper review of complex accounting transactions and the availability of specific accounting expertise on critical and infrequent or unusual accounting matters may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of daily transactions, the custody of assets and the recording, review and disclosure of complex and unusual accounting transactions should be performed by separate individuals, and where possible, with input from outside accounting subject matter experts. Management evaluated the impact of our failure to maintain effective segregation of duties on our assessment of our internal control over financial reporting and has concluded that the control deficiency represents a material weakness. As previously disclosed, in our Form 10-K for the fiscal year ending March 31, 2024, we hired new executive officers and management with significant financial and accounting experience in both private and public companies. During the nine months ended December 31, 2024, an additional experienced staff was hired in the accounting and finance department. We have added the use of additional consulting firms to assist with significant and complex accounting transactions and to assist with our segregation of duties and create a more structured financial statement reporting environment. Experienced personnel will be hired in the accounting and finance department and appropriate consultants will be upgraded as soon as it becomes economically feasible and sustainable. In addition, management has added additional mitigating controls with regards to cash disbursements; changes were made in our authorization processes to improve segregation of duties; and we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” as found in the Annual Report in our Form 10-K filed with the SEC on May 31, 2024 and the Offering Prospectus filed with the SEC on November 25, 2024.

The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to our risk factors from those set forth in our Form 10-K filed with the SEC on May 31, 2024 and the Offering Prospectus filed with the SEC on November 25, 2024 aside from the following:

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

Provisions of the Series A Warrants we issued in our November 2024 offering could discourage an acquisition of us by a third party.

The Series A Warrants we issued in our November 2024 offering provide that in the event of a “Fundamental Transaction” (as defined in the related warrant agreement, which generally includes any merger with another entity, the sale, transfer or other disposition of all or substantially all of our assets to another entity, or the acquisition by a person of more than 50% of our common stock), each Series A Warrant holder will have the right at any time prior to the consummation of the Fundamental Transaction to require us to repurchase the common warrant for a purchase price in cash equal to the Black-Scholes value (as calculated under the warrant agreement) of the then remaining unexercised portion of such Series A Warrant on the date of such Fundamental Transaction, which may materially adversely affect our financial condition and/or results of operations and may prevent or deter a third party from acquiring us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 17, 2024, we granted a new employee a ten-year option (the “Inducement Options”) to purchase 19,500 shares of common stock at an exercise price equal to the closing price of our common stock on the date of the employment. The option vests in four equal annual installments (or 4,875 shares each installment) on each of the succeeding four anniversary dates of the execution of the date of employment, provided the employee is employed by us on each vesting date. The Inducement Options were granted outside of our 2023 Stock Plan as an inducement material to the employee entering into employment with us in accordance with Nasdaq Stock Market Listing Rule 5635(c)(4). All the securities were issued in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering, and/or Regulation D promulgated under the Securities Act.

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

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
1.1	Underwriting Agreement, dated November 22, 2024, with Ladenburg Thalmann & Co. Inc. (incorporated by reference from exhibit 1.1 of the Form 8-K filed November 25, 2024
3.1	Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc. (incorporated by reference from exhibit 2.1 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)
3.2	Amended and Restated Bylaws of Autonomix Medical, Inc. (incorporated by reference from exhibit 2.2 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc., filed with the Secretary of State of the State of Delaware (incorporated by reference from exhibit 3.1 of the Form 8-K filed October 28, 2024)
4.1	Form of Pre-funded Warrant from November 2024 Offering (incorporated by reference from exhibit 4.1 of the Form 8-K filed November 25, 2024)
4.2	Form of Series A Warrant from November 2024 Offering (incorporated by reference from exhibit 4.2 of the Form 8-K filed November 25, 2024)
4.3	Warrant Agency Agreement, dated November 22, 2024, with Equity Stock Transfer, LLC from November 2024 Offering (incorporated by reference from exhibit 4.3 of the Form 8-K filed November 25, 2024)
4.4	Form of Representative's Warrant from November 2024 Offering (incorporated by reference from exhibit 4.4 of the Form 8-K filed November 25, 2024)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

AUTONOMIX MEDICAL, INC.

SIGNATURE	TITLE	DATE

/s/ Brad Hauser	Chief Executive Officer and President	February 13, 2025
Brad Hauser	(principal executive officer)

/s/ Trent Smith	Chief Financial Officer and Executive Vice-President	February 13, 2025
Trent Smith	(principal financial and accounting officer)