Form 10-K
period 2025-03-31
Autonomix Medical, Inc.
filed 2025-05-29
CIK 1617867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $8,113,215. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors, officers and 10% or greater shareholders of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of May 22, 2025 was 2,780,480.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

References in this Annual Report on Form 10-K to “we," “us," ”its," “our” or the “Company” are to Autonomix Medical, Inc. (“Autonomix”), as appropriate to the context.

Cautionary Statement About Forward-Looking Statements

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” "will", “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” "seek," "contemplate," "project," “potential," “continue," or "ongoing" and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under “Risk Factors” and in other filings made by us from time to time with the SEC.

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

PART I

Item 1.         Business

Overview

We are a development-stage medical device company focused on advancing innovative technologies for sensing and treating disorders relating to the nervous system. Our first-in-class technology platform includes a catheter-based microchip-enabled sensing array that can detect and differentiate neural signals with a high degree of sensitivity as demonstrated in animal studies. We are initially developing our technology for patients with pancreatic cancer, a condition that can cause debilitating pain and needs a more effective solution. However, we believe our technology constitutes a platform with the potential to address dozens of indications in a range of areas including chronic pain management from all causes, hypertension, cardiovascular disease and a wide range of other nerve-related disorders.

As we calculate sensitivity as a function of the minimum signal detection voltage, measured in microvolts (µV), multiplied by the area of the electrode (in square millimeters). This combined measure reflects the system’s signal resolving power and spatial resolution.  For comparison, the Boston Scientific Orion device has a signal detection threshold of approximately 10 µV with electrode dimensions of roughly 0.4 mm by 0.5 mm. In contrast, the Autonomix system is designed to have signal detection thresholds below 5 µV, with prototype electrode dimensions as small as approximately 0.02 mm by 0.03 mm. These metrics indicate a substantially higher sensitivity relative to currently marketed devices.

We believe that, if validated in clinical trials, this enhanced sensitivity may enable a novel method of transvascular nerve targeting, treatment, and confirmation across a broad range of neurological conditions. A key enabler of this approach is the ability to process neural signals with our proprietary microchip in immediate proximity to the antenna, minimizing signal degradation and preserving fidelity at the point of detection. This local processing capability is critical to achieving real-time, high-resolution signal capture within the vascular system. Such a capability does not exist in currently available systems and may address significant unmet medical needs. While we have the technical capability to manufacture electrodes at these small dimensions, ongoing development work suggests that reliable nerve signal detection may be achievable with larger electrode sizes. This could reduce manufacturing complexity, lower development risk, and accelerate timelines without compromising performance.

Our development efforts can be divided into two parts: diagnostic sensing and therapeutic radiofrequency ablation, where diagnostic is focused on sensing and identifying disorder-related neuronal activity with enough precision to enable targeted therapy with ablation. Our sensing technology has already successfully demonstrated, in animal models, the ability to successfully identify a signal from a specific nerve bundle before ablation and confirmation of termination of that signal from the treated nerves after ablation. We are now in the process of improving the design of this catheter to meet the standards required for human use. In parallel with this effort, we completed our initial trial phase of our first-in-human proof-of-concept trial ("PoC 1") evaluating the safety and effectiveness of delivering transvascular energy to ablate relevant problematic nerves and mitigate pain in patients with pancreatic cancer pain, with the intent to bring sensing and treatment together in a future pivotal clinical trial to enable the commercial launch of our technology. As a result of the positive results from PoC 1, we have expanded the protocol into a follow-on phase ("PoC 2"), now including pain management for additional visceral cancers, like pancreatic, gall bladder, liver, and bile duct, with potential further expansion in oncology, gastroenterology, and other sectors, as well as earlier stage pancreatic cancer patients experiencing moderate to severe pain.

We are a development-stage company and there is no guarantee that the results of any trials will produce positive results or that the results will support our claims.

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

As of March 31, 2025, we had an accumulated deficit of $50.4 million, negative cash flows from operating activities of $8.3 million and working capital of $7.9 million, which raises substantial doubt about our ability to continue as a going concern. Further, we have incurred and expect to continue to incur significant costs in pursuit of our business plans. We cannot assure you that we will be successful in raising additional funds. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

The Autonomix Solution

We believe the reason no one has commercialized a sensing system capable of solving this problem is that the physics involved demanded a major technological breakthrough. By their very nature, electrical signals from the body are analog and even though a 10-milivolt signal can be detected and transmitted down the roughly 2 meters of wire required to travel along the catheter, outside the patient, and into the necessary processing equipment shown in this picture below of a typical catheter lab, this isn’t feasible with the 10 to 500 microvolt signal from a typical peripheral nerve. Given the cacophony of other signals emitted throughout the body and by other equipment in the lab as well as degradation of the signal due to the distance traveled along the catheter, these faint signals become lost or are rendered meaningless.

We are seeking to solve this problem through our design, which is still in development, of a proprietary sensor comprised of multiple key components, such as an electrode antenna and a microchip that processes data acquired through the antenna. Each antenna spline is comprised of 2 small differential electrodes and 1 reference electrode that can detect the presence of voltage down to as little as 2 microvolts, giving us sufficient sensitivity to register the impulse of a nearby nerve bundle that might typically be generating 10 to 500 microvolts, depending on the type of nerve fiber (i.e., parasympathetic, sympathetic, somatic, etc.). Our current design connects 8 splines to our proprietary chipset, which is designed to handle up to 16 differential electrodes, where an onboard amplifier and analog to digital converter convert each signal into a digital form. The chipset also includes a digital domain intended to enable the transmission of data from each of the antennae simultaneously down the catheter body to the catheter handle. The Wi-Fi handpiece then transmits this data to a nearby laptop for viewing and analysis by the clinician.

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

The standard of care for managing chronic abdominal pain due to pancreatic cancer typically begins with medical management, including non-opioid medications such as acetaminophen and NSAIDs. When this approach fails to provide adequate relief, second-line therapy often involves opioid pharmacotherapy. However, long-term opioid use is associated with tolerance, dependency, and adverse side effects that can ultimately outweigh the benefits.

The most common alternative method of treatment is a neurolytic celiac plexus blockade (“NCPB”), which is a percutaneous (via needle through the skin) ethanol injection guided by imaging, such as ultrasound or CT scan, to attempt to direct the ethanol (which will destroy neural tissue on contact) to the area of the pancreatic tumor and related peripheral nerves. Regardless of this initial targeting, the varied structure of the abdominal cavity leads to the potential for ethanol to either miss the intended target or migrate to unintended areas creating unwanted side effects.

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

To begin with, our entire approach is via arterial catheter, inserted in most cases via the femoral or brachial artery. We believe this method of access should significantly reduce the potential for complications as compared with NCPB. We believe our sensing technology has the potential to identify and target the nerves that are responsible for the pain signal and with the ability to focus the ablative energy on that target, we should have a much greater degree of accuracy, control and reliability as compared with NCPB.

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

Specifically, we intend for each patient to need only one treatment and we expect we will be able to immediately determine if there is any reduction of pain from our procedure such that an initial indication of pain reduction will likely be provided by patients upon conclusion of that treatment. Although follow-up visits will be required to assess continuing safety and durability of efficacy over a span of several months, an initial indication of efficacy will be available almost as quickly as patients are treated. For this reason, we are hopeful that the overall duration of this first trial will be measured in months rather than years, as is often the case for clinical trials with longer treatment durations or where a clinically significant response takes more time to be produced.

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

Examples of future potential additional uses include expanding to other visceral cancers that transmit pain through the celiac plexus, like pancreatic, gall bladder, liver, and bile duct, renal denervation for treating hypertension, addressing other sources of pain including lower back and other joint locations, Complex Regional Pain Syndrome (“CRPS”), and pelvic pain, pulmonary disorders such as chronic obstructive pulmonary disease, and urinary tract and digestive disorders, and enabling more targeted treatments in cardiology, just to name a few.

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

Commercialization Plan

Regulatory Pathway

The most likely regulatory pathway for our technology is the De Novo classification request. This pathway is distinct from the more common 510(k) clearance process, which is only applicable when a legally marketed “predicate” device exists that performs the same function in a substantially equivalent manner. It is also different from the more rigorous Premarket Approval ("PMA") pathway, which is typically reserved for high-risk devices with no prior precedent or those requiring extensive clinical validation.

In our case, while sensing and ablation technologies are well-established, there is no existing device that combines our level of signal sensitivity or targets the specific indications we are pursuing. As such, we anticipate that the De Novo pathway—designed for novel, moderate-risk devices without a direct predicate—will be the most likely route to market.

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

Human trials are often designed to begin with a Proof of Concept (“PoC”); the US Food and Drug Administration (“FDA”) sometimes refers to these as Early Feasibility Studies (“EFS”) and then progress to a Pivotal, or approval, Trial ("Pivotal Trial"). The design and endpoints of Pivotal Clinical Trials are often negotiated with the relevant regulatory authority (i.e., FDA in the United States, EMA or country-specific Competent Authority (“CA”) in Europe). Our regulatory package for authorization to conduct our initial phase of our first-in-human proof of concept trial ("PoC 1") was approved by the Ethics Committee (“EC”) at our intended clinical site hospital outside the United States. This approval allowed the initial PoC trial to begin. The regulatory package submitted included not only a detailed clinical protocol for conducting the study, but also an extensive Investigator’s Brochure (“IB”) setting forth details about the equipment to be used, historical safety of human procedures conducted with this equipment and details of our animal studies using this equipment for the first time in the area of the pancreas. With the success of our PoC 1, we will initiate a follow-on PoC 2 phase in a market expansion opportunity that has the potential to double the addressable market beyond pancreatic cancer pain by evaluating additional visceral cancers that signal pain through the celiac plexus and earlier stage pancreatic cancers with moderate to severe pain. The PoC 1 trial protocol will be amended to include the gathering of additional interventional pain management information that will continue to advance key learnings and used to inform future clinical studies.

We are actively engaging with the FDA through the pre-submission process as we work toward initiating our U.S.-based IDE clinical trials. We intend to start with a small, single-site EFS study leading into a larger, multi-centered pivotal trial. The first PoC trial is not designed to replace the pivotal trial that will be required by the FDA to support our submissions for clearance in the United States, but rather to provide key learnings and procedural knowledge going into our FDA clinical trials.

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

Upon completion of the Pivotal Trial, we expect to be in a position to submit our de novo application to the FDA, the review of which is expected to require approximately 170 days. We believe this entire timeline supports an ultimate FDA clearance (applications like this are not technically “approved” but rather “allowed” or “cleared”) in 2027. The foregoing timeline is not guaranteed and is subject to many of the risks and uncertainties disclosed in this Annual Report on Form 10-K and is subject to change.

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

Specifically, we believe one of the most demanding aspects of our commercialization plan will be scaling up from our existing sensing prototype to a robust commercial version. Today, our sensing device is hand built and includes a combination of hand-crafted and 3D printed parts, but we are actively engaged in the development of a more robust version which will meet requirements to be used in human clinical trials. We will divide this device into two subsets: (a) an electronics package (subassembly) that relies on semi-automated production of printed flexible circuit boards and electrical leads that is supplied to (b) a qualified catheter production process that will be contracted to a catheter production facility already experienced and certified in the “art” of catheter assembly. We expect the human clinical version to be completed in 2026 and the commercial scale up process to be completed by mid-2027, although there is no assurance that we will be able to meet such timeline.

Regarding the ablation system, safe and reliable off-the-shelf RF systems are currently available for use in cardiology and other electrophysiology indications. We are currently using one of these existing systems “off label” (in an area of the body for which the system is not yet approved by the relevant regulatory agency) in our proof-of-concept study to ablate the nerves near the pancreas of pancreatic cancer patients to demonstrate, for the first time ever, that transvascular ablation of those nerves may reduce pain in this patient population. The regulatory package submitted includes not only a detailed clinical protocol for conducting the study, but also an extensive Investigator’s Brochure (IB) setting forth details about the equipment to be used, historical safety of human procedures conducted with this equipment and details of our animal studies using this equipment for the first time in the area of the pancreas. To be clear, this first PoC trial is being conducted without the benefit of our sensing system because it has not yet been cleared by the FDA for use in humans.

The fact that this first PoC is essentially being performed “blind” (as all denervation procedures are currently done) simply means that it will not be as accurate as it could be. However, we believe if we successfully demonstrate that transvascular ablation is capable of mitigating pancreatic cancer pain, this would be a medical “first” and would represent an important breakthrough for the electrophysiology community. Likewise, we believe it could help support a request to the FDA to be granted “Breakthrough” status, which could accelerate our future commercialization efforts.

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

Intellectual Property

Patents and Pending Patent Applications

The Company has 18 patent families (representing various inventions relating to different aspects of its technology) comprising 86 issued patents (41 in the US thus far) and 41 pending patent applications. All patents and patent applications were originated by our co-founders, Mr. Toth and/or Dr. Schwartz, with filing dates ranging from 2012 through 2025.

The following table shows our material patents and the expiration dates (assuming maintenance/annuity fees are paid as required) as of May 22, 2025:

Issued Patents

Patent No.	Jurisdiction	Title	Patent Expiration Date
2013211951	Australia	Controlled Sympathectomy and Micro-Ablation Systems and Methods	1/25/2033
2,862,862	Canada	Controlled Sympathectomy and Micro-Ablation Systems and Methods	1/25/2033
3,151,885	Canada	Controlled Sympathectomy and Micro-Ablation Systems and Methods	1/25/2033
ZL201380016637.3	China	Controlled Sympathectomy and Micro-Ablation Systems and Methods	1/25/2033
ZL201710440397.X	China	Controlled Sympathectomy and Micro-Ablation Systems and Methods	1/25/2033
2,804,527	European Patent Ratified in France, Germany, Ireland, Netherlands, UK	Controlled Sympathectomy and Micro-Ablation Systems and Methods	1/25/2033
497881	India	Controlled Sympathectomy and Micro-Ablation Systems and Methods	1/25/2033
6,552,824	Japan	Controlled Sympathectomy and Micro-Ablation Systems and Methods	1/25/2033
347625	Mexico	Controlled Sympathectomy and Micro-Ablation Systems and Methods	1/25/2033
372926	Mexico	Controlled Sympathectomy and Micro-Ablation Systems and Methods	1/25/2033
11201406006X	Singapore	Controlled Sympathectomy and Micro-Ablation Systems and Methods	1/25/2033
10,470,684	United States of America	Controlled Sympathectomy and Micro-Ablation Systems and Methods	11/10/2034
9,649,064	United States of America	Controlled Sympathectomy and Micro-Ablation Systems and Methods	4/28/2033
10,022,085	United States of America	Controlled Sympathectomy and Micro-Ablation Systems and Methods	1/25/2033
11,013,459	United States of America	Controlled Sympathectomy and Micro-Ablation Systems and Methods	6/30/2033
12,257,071	United States of America	Controlled Sympathectomy and Micro-Ablation Systems and Methods	11/12/2033
2,874,620	Canada	Endoscopic Sympathectomy Systems and Methods	5/28/2033
2,852,339	European Patent Ratified in France; Germany; Ireland; UK	Endoscopic Sympathectomy Systems and Methods	5/28/2033
11201407873R	Singapore	Endoscopic Sympathectomy Systems and Methods	5/28/2033
9,968,790	United States of America	Endoscopic Sympathectomy Systems and Methods	7/14/2033
10,226,633	United States of America	Endoscopic Sympathectomy Systems and Methods	5/28/2033
11,344,731	United States of America	Endoscopic Sympathectomy Systems and Methods	5/28/2033
12,053,634	United States of America	Endoscopic Sympathectomy Systems and Methods	5/28/2033
2,876,080	Canada	Devices, Systems, and Methods for Diagnosis and Treatment of Overactive Bladder	6/13/2033
2,861,145	European Patent Ratified in France; Germany; Ireland; Netherlands; UK	Devices, Systems, and Methods for Diagnosis and Treatment of Overactive Bladder	6/13/2033
6,335,888	Japan	Devices, Systems, and Methods for Diagnosis and Treatment of Overactive Bladder	6/13/2033
6,672,370	Japan	Devices, Systems, and Methods for Diagnosis and Treatment of Overactive Bladder	6/13/2033
11201408219T	Singapore	Devices, Systems, and Methods for Diagnosis and Treatment of Overactive Bladder	6/13/2033
10,206,616	United States of America	Devices, Systems, and Methods for Diagnosis and Treatment of Overactive Bladder	9/10/2034
11,564,616	United States of America	Devices, Systems, and Methods for Diagnosis and Treatment of Overactive Bladder	8/18/2033
2013337879	Australia	Systems and Methods for Treatment of Tissues Within and/or Through a Lumen Wall	10/31/2033
2,889,674	Canada	Systems and Methods for Treatment of Tissues Within and/or Through a Lumen Wall	10/31/2033
2,914,334	European Patent Ratified in France; Germany; Ireland; Netherlands; UK	Systems and Methods for Treatment of Tissues Within and/or Through a Lumen Wall	10/31/2033
406600	India	Systems and Methods for Treatment of Tissues Within and/or Through a Lumen Wall	10/31/2033
11201503472P	Singapore	Systems and Methods for Treatment of Tissues Within and/or Through a Lumen Wall	10/31/2033
9,956,034	United States of America	Systems and Methods for Treatment of Tissues Within and/or Through a Lumen Wall	10/18/2034
10,905,495	United States of America	Systems and Methods for Treatment of Tissues Within and/or Through a Lumen Wall	11/6/2033
12,011,214	United States of America	Systems and Methods for Treatment of Tissues Within and/or Through a Lumen Wall	5/13/2034
2013354932	Australia	Systems and Methods for Regulating Organ and/or Tumor Growth Rates, Function, and/or Development	12/9/2033
2,892,449	Canada	Systems and Methods for Regulating Organ and/or Tumor Growth Rates, Function, and/or Development	12/9/2033
388850	India	Systems and Methods for Regulating Organ and/or Tumor Growth Rates, Function, and/or Development	12/9/2033
11201504119V	Singapore	Systems and Methods for Regulating Organ and/or Tumor Growth Rates, Function, and/or Development	12/9/2033
10,674,963	United States of America	Systems and Methods for Regulating Organ and/or Tumor Growth Rates, Function, and/or Development	6/1/2036
10,363,359	United States of America	Systems and Methods for Regulating Organ and/or Tumor Growth Rates, Function, and/or Development	2/25/2036
11,478,582	United States of America	Systems and Methods for Regulating Organ and/or Tumor Growth Rates, Function, and/or Development	8/2/2034
2,907,625	Canada	Systems and Methods for Neurological Traffic and/or Receptor Functional Evaluation and/or Modification	3/27/2034
2,978,372	European Patent Ratified in France; Germany; Ireland; Italy; UK	Systems and Methods for Neurological Traffic and/or Receptor Functional Evaluation and/or Modification	3/27/2034
11201507936U	Singapore	Neurological Traffic and Receptor Functional Evaluation and Modification	3/27/2034
10,004,458	United States of America	Systems and Methods for Neurological Traffic and/or Receptor Functional Evaluation and/or Modification	1/16/2035
10,765,370	United States of America	Systems and Methods for Neurological Traffic and/or Receptor Functional Evaluation and/or Modification	4/10/2034
11,589,820	United States of America	Systems and Methods for Neurological Traffic and/or Receptor Functional Evaluation and/or Modification	12/4/2034
12,279,889	United States of America	Systems and Methods for Neurological Traffic and/or Receptor Functional Evaluation and/or Modification	3/27/2034
2014337552	Australia	Systems and Methods for Treating Cancer and/or Augmenting Organ Function	10/14/2034
2,926,088	Canada	Systems and Methods for Treating Cancer and/or Augmenting Organ Function	10/14/2034
443928	India	Systems and Methods for Treating Cancer and/or Augmenting Organ Function	10/14/2034
364705	Mexico	Systems and Methods for Treating Cancer and/or Augmenting Organ Function	10/14/2034
10,143,419	United States of America	Systems and Methods for Treating Cancer and/or Augmenting Organ Function	2/6/2035
11,272,877	United States of America	Systems and Methods for Treating Cancer and/or Augmenting Organ Function	2/6/2035
12,064,256	United Sates of America	Systems and Methods for Treating Cancer and/or Augmenting Organ Function	3/6/2035
10,136,944	United States of America	Systems and Methods for Treating Cancer and/or Augmenting Organ Function	5/24/2035
11,382,687	United States of America	Systems and Methods for Treating Cancer and/or Augmenting Organ Function	4/3/2035
2015302050	Australia	ANS Assessment Systems, Kits, and Methods	8/7/2035
2,957,766	Canada	ANS Assessment Systems, Kits, and Methods	8/7/2035
3,177,201	European Patent Ratified as Unitary Patent and in Ireland and UK	ANS Assessment Systems, Kits, and Methods	8/7/2035
369552	India	ANS Assessment Systems, Kits, and Methods	8/7/2035
11201701018P	Singapore	ANS Assessment Systems, Kits, and Methods	8/7/2035
10,791,924	United States of America	ANS Assessment Systems, Kits, and Methods	9/2/2037
11,883,103	United States of America	ANS Assessment Systems, Kits, and Methods	10/13/2036
3,226,792	European Patent to be Ratified as Unitary Patent and in Ireland and UK	Systems And Methods for Regulating Organ and/or Tumor Growth Rates, Function, and/or Development	12/4/2035
ZL201680068094.3	China	Controlled and Precise Treatment of Cardiac Tissues	10/20/2036
3,364,869	European Patent Ratified as Unitary Patent and in Ireland and UK	Controlled and Precise Treatment of Cardiac Tissues	10/20/2036
11,154,239	United States of America	Controlled and Precise Treatment of Cardiac Tissues	5/28/2038
3,697,298	European Patent to be Ratified as Unitary Patent and in Ireland and UK	Medical Devices with Circuitry for Capturing and Processing Physiological Signals	10/17/2038
11,521,738	United States of America	Medical Devices with Circuitry for Capturing and Processing Physiological Signals	4/14/2039
11,848,078	United States of America	Medical Devices with Circuitry for Capturing and Processing Physiological Signals	10/17/2038
12,217,863	United States of America	Medical Devices with Circuitry for Capturing and Processing Physiological Signals	10/17/2038
3,304,565	European Patent to be Ratified as Unitary Patent and in Ireland and UK	Elongated Conductors and Methods of Making and Using the Same	5/19/2036
9,730,639	United States of America	Elongated Conductors and Methods of Making and Using the Same	5/19/2036
10,092,241	United States of America	Elongated Conductors and Methods of Making and Using the Same	5/19/2036
10,238,340	United States of America	Elongated Conductors and Methods of Making and Using the Same	5/19/2036
10,485,484	United States of America	Elongated Conductors and Methods of Making and Using the Same	5/19/2036
10,869,635	United States of America	Elongated Conductors and Methods of Making and Using the Same	5/19/2036
11,445,979	United States of America	Elongated Conductors and Methods of Making and Using the Same	5/19/2036
12,070,334	United States of America	Elongated Conductors and Methods of Making and Using the Same	5/19/2036
10,874,830	United States of America	Smart Torquer and Methods of Using the Same	6/14/2037
12,295,646	United States of America	Smart Torquer and Methods of Using the Same	6/14/2037

The following table shows our material pending patent applications as of May 22, 2025, (note that no expiration dates are specified for the pending patent applications since, in certain jurisdictions, e.g., United States of America, the patent expiration date is calculated at the time of issue/grant):

Pending Patent Applications

Application No.	Filing Date	Jurisdiction	Title
3239581	5/24/2024	Canada	Controlled Sympathectomy and Micro-Ablation Systems and Methods
21168169.7	5/13/2021	European Patent Office	Controlled Sympathectomy and Micro-Ablation Systems and Methods
16/591,126	10/2/2019	United States of America	Controlled Sympathectomy and Micro-Ablation Systems and Methods
19/054,104	2/14/2025	United States of America	Controlled Sympathectomy and Micro-Ablation Systems and Methods
3158197	5/4/2022	Canada	Endoscopic Sympathectomy Systems and Methods
18/771,099	7/12/2024	United States of America	Endoscopic Sympathectomy Systems and Methods
3184524	12/15/2022	Canada	Devices, Systems, and Methods for Diagnosis and Treatment of Overactive Bladder
202448028613	4/8/2024	India	Devices, Systems, and Methods for Diagnosis and Treatment of Overactive Bladder
18/079,361	12/12/2022	United States of America	Devices, Systems, and Methods for Diagnosis and Treatment of Overactive Bladder
3183802	12/9/2022	Canada	Systems and Methods for Treatment of Tissues Within and/or Through a Lumen Wall
18/656,031	5/6/2024	United States of America	Systems and Methods for Treatment of Tissues Within and/or Through a Lumen Wall
3151434	3/9/2022	Canada	Systems and Methods for Regulating Organ and/or Tumor Growth Rates, Function, and/or Development
24170108.5	4/12/2024	European Patent Office	Systems and Methods for Regulating Organ and/or Tumor Growth Rates, Function, and/or Development
16/855,080	4/22/2020	United States of America	Systems and Methods for Regulating Organ and/or Tumor Growth Rates, Function, and/or Development
17/971,202	10/21/2022	United States of America	Systems and Methods for Regulating Organ and/or Tumor Growth Rates, Function, and/or Development
3,205,904	7/10/2023	Canada	Systems and Methods for Neurological Traffic and/or Receptor Functional Evaluation and/or Modification
202348081808	12/1/2023	India	Systems and Methods for Neurological Traffic and/or Receptor Functional Evaluation and/or Modification
19/169,668	4/3/2025	United States of America	Systems and Methods for Neurological Traffic and/or Receptor Functional Evaluation and/or Modification
3182302	11/28/2022	Canada	Systems and Methods for Treating Cancer and/or Augmenting Organ Function
22175617.4	5/26/2022	European Patent Office	Systems and Methods for Treating Cancer and/or Augmenting Organ Function
18/772,819	7/15/2024	United States of America	Systems and Methods for Treating Cancer and/or Augmenting Organ Function
17/833,964	6/7/2022	United States of America	Systems and Methods for Treating Cancer and/or Augmenting Organ Function
23182480.6	6/29/2023	European Patent Office	ANS Assessment Systems, Kits, and Methods
3,210,898	9/1/2023	Canada	ANS Assessment Systems, Kits, and Methods
10202300654X	3/10/2023	Singapore	ANS Assessment Systems, Kits, and Methods
18/543,538	12/18/2023	United States of America	ANS Assessment Systems, Kits, and Methods
23171646.5	5/4/2023	European Patent Office	Systems and Methods for Treating Cancer and/or Augmenting Organ Function
25151120	1/10/2025	European Patent Office	Systems and Methods for Regulating Organ and/or Tumor Growth Rates, Function, and/or Development
202210497355	5/9/2022	China	Controlled and Precise Treatment of Cardiac Tissues
23170175.6	4/26/2023	European Patent Office	Controlled and Precise Treatment of Cardiac Tissues
17/501,502	10/14/2021	United States of America	Controlled and Precise Treatment of Cardiac Tissues
19/004,748	12/30/2024	United States of America	Medical Devices with Circuitry for Capturing and Processing Physiological Signals
3,264,031	2/3/2025	Canada	Medical Devices Configured for Therapeutic Electroporation of Biologic Tissues
23853213.9	2/28/2025	European Patent Office	Medical Devices Configured for Therapeutic Electroporation of Biologic Tissues
19/099,897	1/30/2025	United States of America	Medical Devices Configured for Therapeutic Electroporation of Biologic Tissues
18/779,387	7/22/2024	United States of America	Elongated Conductors and Methods of Making and Using the Same
19/180,938	4/16/2025	United States of America	Smart Torquer and Methods of Using the Same
16854068	4/9/2018	European Patent Office	Smart Torquer and Methods of Using the Same
PCT/US2025/025299	4/18/2025	Patent Cooperation Treaty (PCT) / United States of America, Receiving Office	Medical Devices Configured for Temperature-Controlled Therapeutic Electroporation
PCT/US2025/025305	4/18/2025	Patent Cooperation Treaty (PCT)/ United States of America, Receiving Office	Medical Devices Configured for Therapeutic Electroporation with Adjustable Sections of an Elongate Member
PCT/US2025/025307	4/18/2025	Patent Cooperation Treaty (PCT)/ United States of America, Receiving Office	Medical Device Guide Sheaths with Return Electrodes for Bipolar Therapeutic Electroporation

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

While the current standards of care for treating pancreatic cancer pain are comprised largely of generic drugs and injections, we are not aware of any person or company working on a transvascular sensing and ablation method for treating this indication. Although competitors like Medtronic are expanding the use of transvascular ablation techniques, we are not aware of anyone developing a sensing technology similar in capability to our technology.

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

Employees

As of March 31, 2025, we have 11 employees providing services to the Company, eight on a full-time basis and three on a part-time basis. Accordingly, a high percentage of the work performed for our development projects is conducted by qualified part-time staff and independent contractors.

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

Item 1A.         Risk Factors.

Summary of Risk Factors:

Below is a summary of the principal factors that make an investment in our Company speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary and other risks that we face, can be found below, after this summary, and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making an investment decision in our securities.

Risks Related to Our Overall Business

•	Factors raise substantial doubt about our ability to continue as a going concern;
•	We have no approved products, and we cannot assure you that we will generate revenue or become profitable in the future;
•	We will need additional financing over the longer term to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all;
•

We intend to utilize a single manufacturer for the manufacture of our lead product candidate and expect to continue to do so for commercial products. Risks associated with the manufacturing of our products could reduce our gross margins and negatively affect our operating results;

•	We are a developmental stage Company and have not yet had a history of generating revenue;
•	Our business may be adversely affected by the state of the global economy, uncertainties in global financial markets, and possible trade tariffs and trade restrictions;
•

We have limited experience in assembling and testing our products and may encounter problems or delays in the assembly of our products or fail to meet certain regulatory requirements which could result in an adverse effect on our business and financial results;

•	Rapidly changing technology in life sciences could make the products we are developing obsolete;
•

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations;

•	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights;
•	Catastrophic events and disaster recovery may disrupt business continuity;
•	We may fail to meet the Sarbanes-Oxley regulations and may lack the financial controls and safeguards required of public companies;
•

While our Company’s management is working to improve our internal controls and procedures, at present management has determined that our internal controls were deemed to be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public;

•

Because of the specialized nature of our business, the termination of relationships with our key employees, consultants and advisors may prevent us from successfully operating our business, including developing our products, conducting clinical studies, commercializing our products and obtaining any necessary financing; and

•

Our Certificate of Incorporation and Bylaws, each as amended to date, provide for indemnification of officers and directors at the expense of the Company and limit their liability that may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers and/or directors.

Risks Related to Government Regulation and Product Approvals

•	Changes to United States federal and state regulatory agencies may cause disruptions and delays in approval of the government approval processes and regulation relating to our products;
•

There is no guarantee that the FDA will grant 510(k) or de novo clearance or a premarket approval application (“PMA”) of our future products and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business;

•

Our product development for our sensing and ablation technologies may not meet the necessary validation requirements to achieve regulatory approvals, or our internal specifications for commercial viability;

•	Modifications to our future products may require new regulatory clearances or approvals or may require us to recall or cease marketing our products until clearances or approvals are obtained;
•	The results of our future clinical trials may not support our product candidate claims or may result in the discovery of adverse side effects;
•

We are conducting our initial Proof of Concept trial outside the United States using commercially available RF ablation equipment in a new anatomical region to assess clinical response. We plan to present the relevant data from this trial to the FDA to support the clinical requirements for clearance in the United States. However, there is no assurance that the FDA will accept this data;

•	Our clinical studies could be delayed or otherwise adversely affected by many factors, including difficulties in enrolling patients;
•	We may have limitations in generating statistically significant long-term clinical data and gaining extended-duration indications from clinical studies involving terminal patients;
•

Even if our products are cleared or approved by the FDA, if we or our suppliers fail to comply with ongoing FDA requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market;

•	Our products may in the future be subject to product recalls that could harm our reputation, business, and financial results;
•

If our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions;

•

Certain parts used in the manufacturing of our equipment may experience shortages in global supply which could impact our ability to manufacture our device for customers or maintain research and development timelines;

•

U.S. legislative or FDA regulatory reforms may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to manufacture, market and distribute our products after approval is obtained;

•	Failure to secure and maintain adequate coverage and reimbursement from third-party payers could adversely affect acceptance of our products, if approved, and reduce our revenues;
•	We may not be successful in securing and maintaining reimbursement codes necessary to facilitate accurate and timely billing for our products or physician services attendant to our products;
•	If we are unable to establish good relationships with physicians, our business could be negatively affected; and
•	There is no assurance that Medicare or the Medicare Administrative Contractors will provide coverage or adequate payment rates for our products.

Risks Related to Intellectual Property

•

If third parties claim that our products infringe their intellectual property rights, we may be forced to expend significant financial resources and management time defending against such actions and our financial condition and our results of operations could suffer;

•	If we are unable to protect the intellectual property used in our products, others may be able to copy our innovations which may impair our ability to compete effectively in our markets;
•	We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers;
•	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected; and
•	We may not be able to protect our intellectual property rights throughout the world.

Risks Related to Information Technology

•	Our business and operations would suffer in the event of third-party computer system failures, cyberattacks on third-party systems or deficiency in our cybersecurity;
•	Artificial intelligence presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information and personal data; and
•	Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations.

Risks Related to our Common Stock

•	Concentration of ownership of our common stock among our existing executive officers and directors may prevent new investors from influencing significant corporate decisions;
•	We do not intend to pay cash dividends on our common stock in the foreseeable future;
•	If our stock price fluctuates, you could lose a significant part of your investment;
•	Techniques employed by short sellers may in the future drive down the market price of our common stock;
•

If securities or industry analysts do not publish research or reports about us, or if they adversely change their recommendations regarding our common stock, then our stock price and trading volume could decline;

•	The market price of our stock may be highly volatile, and you could lose all or part of your investment;
•	Your ownership may be diluted if additional capital stock is issued to raise capital, to finance acquisitions or in connection with strategic transactions;
•

We may be required to issue up to 271,846 shares of common stock in connection with the reverse stock split we completed on October 24, 2024, and we may be subject to potential liability if it is determined that we are required to issue such shares and fail to issue such shares on a timely basis; and

•	If we are unable to maintain compliance with the listing requirements of The Nasdaq Capital Market, our common stock may be delisted from The Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.
•	Provisions of the Series A Warrants we issued in our offering could discourage an acquisition of us by a third party.

General Risks

•	Shareholder activism could cause material disruption to our business;
•	As an “emerging growth company” under the Jumpstart Our Business Startups Act, or JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements;
•	Our Certificate of Incorporation includes a forum selection provision, which could result in less favorable outcomes to the plaintiff(s) in any action against us;
•	The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members; and
•	We may be at an increased risk of securities class action litigation.

Risks Related to Our Overall Business

Factors raise substantial doubt about our ability to continue as a going concern.

As of March 31, 2025, we had an accumulated deficit of $50.4 million, negative cash flows from operating activities of $8.3 million and working capital of $7.9 million, which raises substantial doubt about our ability to continue as a going concern. Further, we have incurred, and expect to continue to incur, significant costs in pursuit of our business plans. We cannot assure you that our plans to raise sufficient capital to fund our business will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to raise additional capital or our inability to continue as a going concern.

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

We believe our existing capital resources, will be sufficient to fund our operations into the first calendar quarter of 2026 without additional capital infusion.

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

We do not have any manufacturing facilities or direct manufacturing personnel. We currently rely, and expect to continue to rely, on a single manufacturer for the manufacture of our lead product candidate for commercial manufacture. As such, we are subject to numerous risks relating to our reliance on a single manufacturer. If they encounter problems in manufacturing our product candidate, then our business could be significantly impacted. These problems include:

•	inability to secure product components in a timely manner, insufficient quantities or on commercially reasonable terms;
•	failure to increase production to meet demand;
•	inability to modify production lines to enable us to efficiently produce future products or implement changes in current products in response to regulatory requirements;
•	difficulty identifying and qualifying alternative manufacturers in a timely manner;
•	inability to establish agreements with future third-party manufacturers or to do so on acceptable terms; or
•	potential damage to or destruction of our manufacturers' equipment or facilities.

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

Recent global economic slowdowns could continue and potentially result in certain economies dipping into economic recessions, including in the United States. A weak or declining economy may in the future strain our manufacturers or suppliers, possibly result in supply disruptions. General trade tensions between the United States and the world have recently been escalated by the current U.S. administration, which has recently proposed or enacted significant tariffs and substantial changes to trade policies, which could adversely affect our business. For example, the U.S. administration has imposed significant tariff increases on foreign products, including most recently from Canada, Mexico and China, that in the past have resulted in, and may result in, future retaliatory tariffs on U.S. goods and products or potential currency devaluations. We cannot predict whether these policies will continue, or if new policies will be enacted, or the impact, if any, that any policy changes could have on our business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business. Additionally, increased inflation around the world, including in the United States, applies pressure to our costs. Continued economic slowdowns or recessions and inflationary pressures could have a negative impact on our business, including decreased demand, increased costs, and other challenges. Government actions to address economic slowdowns and increased inflation, including increased interest rates, also could result in negative impacts to our growth.

Additionally, Russia’s invasion of Ukraine in early 2022 triggered significant sanctions from U.S. and European countries. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a potential trade war. Furthermore, if the conflict between Russia and Ukraine continues for a prolonged period of time, or if other countries, including the U.S., become involved in the conflict, we could face significant adverse effects to our business and financial condition. For example, if our supply or customer arrangements are disrupted due to expanded sanctions or involvement of countries where we have operations or relationships in the future, our business could be materially disrupted. Further, the use of cyberattacks could expand as part of the conflict, which could adversely affect our ability to maintain or enhance our cybersecurity and data protection measures.

The current U.S. administration took several executive actions, including the issuance of a number of executive orders, that imposed significant burdens on, or otherwise materially delayed, the FDA’s ability to engage in routine oversight activities, such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be rescinded and replaced under the current or future administrations.

The inability to obtain adequate financing from debt or capital sources in the future could force us to self-fund strategic initiatives or even forego certain opportunities, which in turn could potentially harm our performance.

We have limited experience in assembling and testing our products and may encounter problems or delays in the assembly of our products or fail to meet certain regulatory requirements which could result in an adverse effect on our business and financial results.

We have limited experience in assembling and testing our planned device and no experience in doing so on a commercial scale. To become profitable, we must assemble and test our planned device in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Increasing our capacity to assemble and test our products on a commercial scale will require us to improve internal efficiencies. We may encounter a number of difficulties in increasing our assembly and testing capacity, including:

•	managing production yields;
•	maintaining quality control and assurance;
•	providing component and service availability;
•	maintaining adequate control policies and procedures;
•	hiring and retaining qualified personnel; and
•	complying with state, federal and foreign regulations.

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

Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) (now a division of First Citizens Bank), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver, which has been followed by the collapse of Signature Bank Corp. (“Signature”), Silvergate Capital Corp. and First Republic Bank. Although we were not a borrower under or party to any material letter of credit or any other such instruments with SVB, Signature or any other financial institution, if we enter into any such instruments and any of our lenders or counterparties to such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our partners, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with these financial institutions, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of these financial institutions and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates.

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

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These risks include, but may not be limited to, the following:

•	delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•	inability to enter into credit facilities or other working capital resources;
•	potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements; or
•	termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

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

We may from time to time seek to enforce our intellectual property rights against infringers when we determine that a successful outcome is probable and may lead to an increase in the value of the intellectual property. If we choose to enforce our patent rights against a party, then that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced. Additionally, the validity of our patents and the patents we have licensed may be challenged if a petition for post grant proceedings such as inter-parties review and post grant review is filed within the statutorily applicable time with the U.S. Patent and Trademark Office (“USPTO”). These lawsuits and proceedings are expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents. In addition, there is a risk that the court will decide that such patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the ground that such other party's activities do not infringe our intellectual property rights. In addition, in recent years the U.S. Supreme Court modified some tests used by the USPTO in granting patents over the past 20 years, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of a challenge of any patents we obtain or license.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act in connection with this annual report on Form 10-K and future quarterly reports on Form 10-Q. We expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404. We cannot be certain that the actions we will be taking to improve our internal controls over financial reporting will be sufficient, or that we will be able to implement our planned processes and procedures in a timely manner. In addition, if we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•

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

Risks Related to Government Regulation and Product Approvals

Changes to United States federal and state regulatory agencies may cause disruptions and delays in approval of the government approval processes and regulation relating to our products.

The results of the 2024 federal elections in the U.S., including the Presidency and both houses of Congress, federal and statement government agencies may be subject to change as a result of political, legislative, regulatory, administrative developments and judicial proceedings. It is also possible that the current administration could institute significant changes to certain regulatory agencies and seek to institute the Department of Government Efficiency ("DOGE"), tasked with making changes to eliminate regulations, cut expenditures and restructure federal agencies, some of which could impact public companies. For example, the incoming administration has discussed several changes to the reach and oversight of the Food and Drug Administration, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs, as well as oversight over clinical trials and pharmaceutical development, all of which could pose risks (or opportunities) for companies in related industries. Similarly, there have been discussions of "reigning in" regulatory agencies such as the Federal Trade Commission, the Federal Communications Commission and the Federal Energy Regulatory Commission, all of which could impact how companies do business and could pose risks related to our business operations and financial outlook.

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

Our product development for our sensing and ablation technologies may not meet the necessary validation requirements to achieve regulatory approvals, or our internal specifications for commercial viability.

We are developing proprietary sensing and ablation technologies that represent novel applications within the medical device space. As such, these technologies are subject to stringent validation and verification processes, both internally and by regulatory bodies such as the FDA. There is no assurance that our products will meet the safety, efficacy, and performance criteria required to obtain regulatory approvals. Additionally, even if our technologies are shown to be safe and effective in preclinical or early-stage clinical studies, they may not meet the technical, usability, cost, or performance benchmarks necessary for commercial viability. Any delays or failures in validation, or changes in FDA requirements or guidance, could significantly impact our development timelines, increase our costs, and delay or prevent our ability to bring our products to market.

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

We are conducting our initial Proof of Concept trial outside the United States using commercially available RF ablation equipment in a new anatomical region to assess clinical response. We plan to present the relevant data from this trial to the FDA to support the clinical requirements for clearance in the United States. However, there is no assurance that the FDA will accept this data.

Human trials are often designed to begin with a Proof of Concept (“PoC”) trial and then progress to a “Pivotal” or approval, trial. We have started a PoC trial outside the United States using commercially available RF ablation devices, and upon completion, we intend to present the data to the FDA in a pre-submission meeting and use key learnings to inform the protocol for our US-based clinical trials. The first trial is not designed to replace the pivotal trial that will be required by the FDA to support clearance in the United States, but rather to potentially impact the size of that trial. There is no guarantee that our devices will perform the same as commercially available RF ablation equipment or that the results from this PoC trial will be replicated with our own devices. Additionally, there is no assurance that the FDA will accept the data from our international trial or that they will not require us to conduct additional Early Feasibility Studies (“EFS”) to supplement a pivotal trial. Any additional trials required by the FDA could be costly, time-consuming, and may necessitate raising additional financing, for which we have no commitments.

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

The timely completion of clinical studies depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical studies for a variety of reasons, including:

•	the severity of the disease under investigation;
•	the limited size and nature of the patient population;
•	the patient eligibility criteria defined in our protocol and other clinical study protocols;
•	the nature of the study protocol, including the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects;
•	difficulties and delays in clinical studies that may occur as a result of the COVID-19 pandemic;
•	the ability to obtain institutional review board (“IRB”) approval at clinical study locations;
•

clinicians’ and patients’ perceptions as to the potential advantages, disadvantages and side effects of our products in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are pursuing;

•	the possibility or perception that enrolling in a product’s clinical study may limit the patient’s ability to enroll in future clinical studies for other therapies due to protocol restrictions;
•	the possibility or perception that our software is not secure enough to maintain patient privacy;
•	the ability to monitor patients adequately during and after treatment;
•	the availability of appropriate clinical study investigators, support staff, drugs and other therapeutic supplies and proximity of patients to clinical sites;
•	physicians’ or our ability to obtain and maintain patient consents; and
•	the risk that patients enrolled in clinical studies will choose to withdraw from or otherwise not be able to complete a clinical study.

If we have difficulty enrolling and retaining a sufficient number or diversity of patients to conduct our clinical studies as planned, or encounter other difficulties, we may need to delay, terminate or modify ongoing or planned clinical studies, any of which would have an adverse effect on our business.

We may have limitations in generating statistically significant long-term clinical data and gaining extended-duration indications from clinical studies involving terminal patients.

Our clinical studies, particularly those involving terminal patients with pancreatic cancer, may face significant challenges in generating long-term data and developing extended indications. Given the nature of pancreatic cancer, many patients enrolled in our studies may have a limited life expectancy, which could hinder our ability to gather statistically significant long-term clinical data that may be crucial for establishing broader longer-term indications for our products. The inability to collect sufficient data from these patients may limit the scope of our clinical findings and the potential for additional indications beyond the initial use cases. As a result, the progress of our clinical trials, and the expansion of indications could be delayed and our ability to secure regulatory approvals for longer-term uses may be impacted.

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

Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we, and our suppliers, will be required to comply with FDA’s Quality System Regulations, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. FDA enforces the QSR and other regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•	unanticipated expenditures to address or defend such actions;
•	customer notifications for repair, replacement, refunds;
•	recall, detention or seizure of our products;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying our requests for premarket clearance or premarket approval of new products or modified products;
•	operating restrictions;
•	withdrawing premarket clearances on PMA approvals that have already been granted;
•	refusal to grant export approval for our products; or
•	criminal prosecution.

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

Our products may in the future be subject to product recalls that could harm our reputation, business and financial results.

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

Certain parts used in the manufacturing of our equipment may experience shortages in global supply, which could impact our ability to manufacture our device for customers or maintain research and development timelines.

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

Because our technology introduces a novel approach to nerve sensing and ablation, including applications for conditions that are not well served by current therapies, third-party payers may require more extensive clinical and economic evidence than is typically needed for coverage of established technologies. In particular, demonstrating long-term safety, effectiveness, and cost-efficiency in real-world use may be necessary to obtain or maintain reimbursement. The absence of established coding, clinical guidelines, or historical reimbursement precedents for our system may further complicate this process. As a result, lack of adequate reimbursement could delay or limit commercial adoption of our products, even if we obtain regulatory clearance or approval.

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

Risks Related to Intellectual Property

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

We may not be able to protect our intellectual property rights throughout the world.

We are dependent on patents. Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These infringing products may compete with the product candidates we may develop, without any available recourse.

The laws of some other countries do not protect intellectual property rights to the same extent as the laws of the United States. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries. In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection. As a result, many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. Because the legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, it could be difficult for us to stop the infringement, misappropriation or violation of our patents or our licensors’ patents or marketing of competing products in violation of our proprietary rights. Proceedings to enforce our intellectual property and other proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents or the patents of our licensors at risk of being invalidated or interpreted narrowly, could put our patent applications or the patent applications of our licensors at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Risks Related to Information Technology

Our business and operations would suffer in the event of third-party computer system failures, cyberattacks on third-party systems or deficiency in our cybersecurity.

We rely on information technology (“IT”) systems, including third-party “cloud based” service providers, to keep financial records, maintain laboratory data, clinical data, and corporate records, to communicate with staff and external parties and to operate other critical functions. This includes critical systems such as email, other communication tools, electronic document repositories and archives. If any of these third-party information technology providers are compromised due to computer viruses, unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication failures, electrical failures, cyberattacks or cyber-intrusions over the internet, then sensitive emails or documents could be exposed or deleted. Similarly, we could incur business disruption if our access to the internet is compromised, and we are unable to connect with third-party IT providers. The risk of a security breach or disruption, particularly through cyberattacks or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, we rely on those third parties to safeguard important confidential personal data regarding our employees and subjects enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in a third-party IT provider’s operation, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and development of our product candidates could be delayed or could fail.

Artificial intelligence presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information and personal data.

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

Our executive officers and directors, and their affiliates, who are our principal stockholders, in the aggregate, beneficially own approximately 14.2% of our outstanding common stock as of the date hereof. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions. The minority stockholders have no way of overriding decisions made by our principal stockholders. This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses and may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

If we are unable to maintain compliance with the listing requirements of The Nasdaq Capital Market, our common stock may be delisted from The Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

Our common stock is listed on The Nasdaq Capital Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholder's equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from The Nasdaq Capital Market.

We have in the past, and we may again in the future, fail to comply with the continued listing requirements of the Nasdaq Capital Market, which would subject our common stock to being delisted. Delisting from The Nasdaq Capital Market would adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.

Provisions of the Series A Warrants we issued in our offering could discourage an acquisition of us by a third party.

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

General Risks

Shareholder activism could cause material disruption to our business.

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as actions related to environment, social and governance (ESG) matters, among other issues. Responding to proxy contests and other actions by such activist investors or others in the future could be costly and time-consuming, disrupt our operations and divert the attention of our Board of Directors and senior management from the pursuit of our business strategies, which could adversely affect our results of operations and financial condition.

As an “emerging growth company” under the Jumpstart Our Business Startups Act, or JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1.235 billion or more;
•	the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity pursuant to an effective registration statement under the Securities Act of 1933;
•	the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or
•	the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws.

For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;
•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);

•

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

•

include detailed compensation discussion and analysis in our filings under the Securities Exchange Act of 1934, as amended, and instead may provide a reduced level of disclosure concerning executive compensation;

•	may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A; and
•	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

We intend to take advantage of all of these reduced reporting requirements and exemptions.

•

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We recognize that cybersecurity is integral to safeguarding our operations, intellectual property, patient data and stakeholder trust. Our cybersecurity risk management processes are designed to assess, identify and mitigate material risks from cybersecurity threats. Despite our best efforts to improve cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving and we will continue to assess and update our cybersecurity measures in response to emerging threats.

Risk Assessment and Identification

We have implemented security measures as part of an evolving cybersecurity posture and will continue to devote resources to address security vulnerabilities in an effort to prevent cyberattacks and mitigate the damage that could result from such an attack. As the Company does not have a physical office location, it does not have a local network or in-house servers and proprietary applications. We therefore utilize third-party applications and resources to support our information technology (“IT”) needs. All applications utilized by the Company are Software as a Service (“SaaS”) offerings. As our applications are developed and managed by third parties, we are dependent on these providers for many functions including disaster recovery during a disaster or cyber incident. We prioritize risks based on their potential impact to our financial condition, operational continuity and reputation. Our goal is to only utilize the most secure and trusted providers for our IT needs.

Risk Management Processes

Our cybersecurity strategy integrates multiple layers of defense to manage identified risks:

•

Preventive Controls: We deploy advanced firewalls, endpoint protection and intrusion detection systems to secure our network infrastructure. Multi-factor authentication and encryption are enforced across critical systems and data repositories.

•	Monitoring and Detection: Continuous monitoring of our IT environment is facilitated through our third-party service provider.
•	Incident Response: We maintain an incident response plan that outlines procedures for containment, eradication, and recovery from cybersecurity incidents.
•

Employee Training: All employees receive mandatory cybersecurity awareness training at onboarding, covering phishing prevention, secure data handling and how to recognize common attack strategies and reporting suspicious activities.

Third-Party Risk Management

We rely on third-party vendors for certain operational and IT services. To mitigate risks associated with these vendors, we will implement a vendor risk management program that includes:

•	Due diligence reviews of third-party vendors’ cybersecurity policies and practices prior to, and during, potential engagement.
•	Contractual requirements for third-party vendors to maintain robust security controls, where applicable, and report incidents promptly.

Material Impact of Cybersecurity Risks

Cybersecurity threats have the potential to disrupt operations, compromise sensitive data or lead to regulatory penalties. Our proactive risk management processes are designed to minimize the likelihood and impact of such events. As of March 31, 2025, we did not experience any cybersecurity incidents.

Cybersecurity Governance

The Audit Committee is responsible for oversight of cybersecurity risk. Our Chief Executive Officer and Chief Financial Officer are the members of management responsible for managing and assessing our cybersecurity practices. Our Chief Executive Officer and Chief Financial Officer have each served as executive officers of public companies in the past. The plan for the future is that they will report to the Audit Committee on cybersecurity on a semi-annual basis. Should any cybersecurity threat or incident be detected, our senior management team would timely report such threat or incident to the Audit Committee and provide regular communications and updates throughout the incident and any subsequent investigation, in order that the impact, materiality, and reporting requirements of such incident are appropriately identified and assessed for further necessary or appropriate action to be taken.

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

Holders of Common Equity

As of May 1, 2025, we had approximately 4,800 stockholders of record of our common stock. This does not include beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

On March 17, 2025, we granted a new employee a ten-year option (the “Inducement Options”) to purchase 7,500 shares of common stock at an exercise price equal to the closing price of our common stock on the date of the employment. The option vests in four equal annual installments (or 1,875 shares each installment) on each of the succeeding four anniversary dates of the execution of the date of employment, provided the employee is employed by us on each vesting date.

On April 17, 2025, we granted a new employee a ten-year option (the “Inducement Options”) to purchase 5,000 shares of common stock at an exercise price equal to the closing price of our common stock on the date of the employment. The option vests in four equal annual installments (or 1,250 shares each installment) on each of the succeeding four anniversary dates of the execution of the date of employment, provided the employee is employed by us on each vesting date.

The two Inducement Options above were granted outside of our 2023 Stock Plan as an inducement material to the employee entering into employment with us in accordance with Nasdaq Stock Market Listing Rule 5635(c)(4). All the securities were issued in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering, and/or Regulation D promulgated under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended March 31, 2025.

Shares Forgone to Pay Exercise Price of Shares

During the year ended March 31, 2025, 892,432 shares of common stock were issued to shareholders as their warrants were exercised. The terms of the warrants provide that a holder may conduct a cashless exercise of the warrants. For the year ended March 31, 2025, 2,602 shares of common stock were forfeited by shareholders through cashless exercises with an average price paid per share of $0.20.

Stock Performance Graph

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

Overview

We are a development stage medical device company focused on advancing innovative technologies for sensing and treating disorders relating to the nervous system. Our first-in-class technology platform includes a catheter-based microchip-enabled sensing array that can detect and differentiate neural signals with a high degree of sensitivity as demonstrated in animal studies.

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

Our development efforts can be divided into two parts: diagnostic sensing and therapeutic radiofrequency ablation, where diagnostic is focused on sensing and identifying disorder-related neuronal activity with enough precision to enable targeted therapy with ablation. Our sensing technology has already successfully demonstrated, in animal models, the ability to successfully identify a signal from a specific nerve bundle before ablation and confirmation of termination of that signal from the treated nerves after ablation. We are now in the process of improving the design of this catheter to meet the standards required for human use. In parallel with this effort, we completed our initial trial phase of our first-in-human proof-of-concept trial ("PoC 1") evaluating the safety and effectiveness of delivering transvascular energy to ablate relevant problematic nerves and mitigate pain in patients with pancreatic cancer pain, with the intent to bring sensing and treatment together in a future pivotal clinical trial to enable the commercial launch of our technology. As a result of the positive results from PoC 1, we have expanded the protocol into a follow-on phase ("PoC 2"), now including pain management for additional visceral cancers, like pancreatic, gall bladder, liver, and bile duct, with potential further expansion in oncology, gastroenterology, and other sectors, as well as earlier stage pancreatic cancer patients experiencing moderate to severe pain.

Recent Developments

On February 28, 2025, we entered into an At Market Issuances Sales Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Agent”). Pursuant to the terms of the ATM Agreement, the we may sell from time to time through the Agent, as sales agent or principal, shares of our common stock with an initial aggregate sales price of up to $2.1 million (the “Shares”). Any sale of Shares pursuant to the ATM Agreement will be made under our “shelf” registration statement on Form S-3 filed on February 28, 2025 with the Securities and Exchange Commission. Under the ATM Agreement, we may sell Shares through the Agent by any method that is deemed an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended). Under the ATM Agreement, the Agent will also be able to sell shares of common stock by any other method permitted by law, including in negotiated transactions with our prior written consent. We will pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Shares sold under the ATM Agreement and reimburse the Agent for certain expenses.

Results of Operations for the Year Ended March 31, 2025 Compared to the Year Ended March 31, 2024

Below is a summary of the results of operations (in thousands):

	Year Ended March 31,
			Change	Change
	2025	2024	( $ )	( % )
Operating expenses:
General and administrative	$6,863	$5,249	$1,614	31%
Research and development	4,725	2,225	2,500	112%
Warrant expense - termination agreement	—	4,556	(4,556)	—
Total operating expenses	$11,588	$12,030	$(442)	-4%

General and Administrative ("G&A"). G&A expenses increased by $1.6 million compared to the same period in 2024, primarily due to increases in officer and employee compensation and benefits of $1.5 million, stock-based compensation of $0.9 million, legal and professional fees of $0.4 million, insurance expense of $0.3 million, franchise tax of $0.3 million, board of directors compensation of $0.1 million offset by a decrease in advertising expense of $1.8 million related to our IPO in 2024 and travel and entertainment expense of $0.1 million.

Research and Development ("R&D"). R&D expenses increased by $2.5 million compared to the same period in 2024, primarily due to clinical trial execution and product development cost. We expect to incur increased research and development costs in the future as we continue our clinical trial and product development efforts.

Warrant expense – termination agreement

Warrant Expense – termination agreement was $0 in 2025. Warrant Expense – termination agreement was $4.6 million in 2024. related to a license termination agreement. See Note 2 - Warrant Liability and Fair Value of Financial Instruments to the financial statements for additional information.

Other Income/Expense

Warrant liability mark-to-market

Warrant Liability - mark-to market adjustment was $0 in 2025. Warrant Liability - mark-to market adjustment was $3.4 million in 2024.

Interest expense

Interest expense was $0.2 million in 2025 and $0.1 million in 2024 related to the amortization of debt discounts.

Interest income

Interest income was $0.4 million in 2025 and $0.1 million in 2024 due to relatively higher cash balances throughout the year in 2025 as compared to 2024.

Liquidity and Capital Resources

On March 31, 2025, we had cash of $9.1 million and working capital of $7.9 million. We have historically funded our operations from proceeds from debt and equity sales.

In June 2023, we completed a financing with several accredited investors for the sale of 71,001 shares of common stock with gross proceeds of $2.8 million. Additionally, we received proceeds of $2.0 million in unsecured, non-interest bearing convertible promissory notes (the “Notes”) and accompanying warrants (the “Bridge Financing Warrants”) (collectively, the “Bridge Offering”) that will mature on December 31, 2025. On January 26, 2024, we completed our IPO of common stock. In the IPO, we sold a total of 111,962 shares of common stock at a purchase price of $100.00 per share for gross proceeds of $11.2 million and net proceeds of $9.8 million.

On November 22, 2024, we completed a firm commitment underwritten public offering (the “Offering”) of: (i) 458,691 common units (the “Common Units”), each Common Unit consisting of one share of common stock and one series A warrant to purchase one share of common stock (the “Series A Warrants”); and (ii) 917,596 pre-funded units (the “Pre-Funded Units”) and together with the Common Units, the "Units", each Pre-Funded Unit consisting of one pre-funded warrant to purchase one share of common stock (the “Pre-Funded Warrant”) and one Series A Warrant. The purchase price of each Common Unit was $6.540, and the purchase price of each Pre-Funded Unit was $6.539. In addition, we granted the underwriters in the Offering a 45-day option to purchase an additional 206,422 shares of common stock, and/or an additional 206,422 Series A Warrants, solely to cover over-allotments, if any. The Pre-Funded Warrants have an exercise price of $0.001 per share, are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Series A Warrants have an exercise price of $6.540 per share, are immediately exercisable and may be exercised at any time until the five-year anniversary of the date of issuance. Both the Pre-Funded Warrants and the Series A Warrants are subject to a beneficial ownership limitation of 4.99%. The Offering closed on November 25, 2024. On November 22, 2024, the underwriters partially exercised their over-allotment option with respect to 156,809 shares of common stock and 156,809 Series A Warrants. The aggregate gross proceeds, including the partial exercise of the over-allotment option, were approximately $10.0 million, before deducting underwriting discounts and other expenses by us of $1.5 million, including $0.5 million of non-cash expenses. The net cash proceeds to us were approximately $9.0 million.

On February 28, 2025, we entered into an ATM Agreement. Pursuant to the terms of the ATM Agreement, we may sell, from time to time, shares of our common stock with an initial aggregate sales price of up to $2.1 million (the “Shares”). As of March 31, 2025, we have sold 800 Shares pursuant to the ATM Agreement for net proceeds of approximately $1,746.

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

We will need to raise additional capital to meet our obligations and execute our business plan. We estimate that we will require additional financing in the range of $32 to $40 million to fund our operations through initial commercial launch. The timing and costs of clinical trials are difficult to predict and trial plans may change in response to evolving circumstances and as such the foregoing estimates may prove to be inaccurate. If we are unable to raise sufficient funds, we will be required to develop and implement an alternative plan to further extend payables, reduce overhead or scale back our business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $8.3 million during the year ended March 31, 2025, consisting of a net loss of $11.4 million and an increase in operating assets and liabilities of $1.2 million. The change in operating assets and liabilities included sources of cash from a decrease in other current assets of $0.3 million and an increase in accounts payable of $0.2 million and accrued expenses of $0.7 million. The increases in accounts payable and accrued expenses were driven primarily by increased research and development costs for the development of our medical devices, general and administrative costs consisting of professional fees, officer compensation and legal expenses. The increase in other current assets was driven primarily by prepaid insurance costs. Non-cash items consisted of stock-based compensation of $1.6 million, depreciation and amortization of $0.2 million and issuance of common stock, net of discount for lack of marketability of $0.1 million.

Net cash used in operating activities was $6.6 million during the year ended March 31, 2024, consisting of a net loss of $15.4 million and an increase in operating assets and liabilities of $0.1 million. The change in operating assets and liabilities included sources of cash from an increase in accounts payable of $0.3 million and accrued expenses of $0.3 million offset by a use of cash for other current assets of $0.5 million. The increases in accounts payable and accrued expenses were driven primarily by increased research and development costs for the development of our medical devices, general and administrative costs consisting of professional fees, officer compensation and legal expenses. The increase in other current assets was driven primarily by prepaid insurance costs. Non-cash items consisted of $4.6 million for warrant expense – termination agreement, $3.4 million for warrant liability – mark-to-market adjustment, stock-based compensation of $0.6 million and depreciation and amortization of $0.1 million.

Cash used in investing activities

Net cash used in investing activities was $14 thousand and $19 thousand, respectively, for the year ended March 31, 2025 and March 31, 2024, respectively, related to the purchase of computer hardware and software.

Cash provided by financing activities

Net cash provided by financing activities was $8.8 million for the year ended March 31, 2025, consisting of $10.0 million of gross proceeds from the Offering. We also paid $1.1 million in issuance costs for this Offering and $0.2 million in issuance costs for a subsequent registration statement.

Net cash provided by financing activities was $14.4 million for the year ended March 31, 2024, consisting of $10.9 million of gross proceeds from our IPO, $2.8 million from a financing with several accredited investors and $2.0 million from the Notes. We also paid $1.3 million in issuance costs related to our IPO.

Contractual Obligations and Commitments

None.

Employment Arrangements

We have agreements with key employees to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In addition, we have adopted a severance policy for certain key members of executive management to provide certain benefits, including salary and other wage-related benefits, in the event of termination without cause. In total, these benefits would amount to a range of $1.1 million to $1.6 million using the rate of compensation in effect at March 31, 2025.

Off-balance Sheet Arrangements

As of March 31, 2025 and March 31, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

General and administrative

General and administrative expenses consist of personnel related costs, which include salaries, as well as the costs of professional services, such as accounting and legal, facilities, information technology, stock-based compensation for general and administrative personnel, insurance, travel costs and other administrative expenses and costs to defend our patents. We expect our general and administrative expenses to increase due to the anticipated growth of our business and related infrastructure, as well as accounting, insurance, investor relations and other costs associated with being a public company.

Advertising

It is our policy to expense advertising costs as incurred. Advertising expenses are included within general and administrative expenses within the statement of operations. For the years ended March 31, 2025 and 2024, the Company recorded less than $0.1 million and $1.8 million, respectively.

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

Accounting for Warrants

We issued warrants to purchase shares of common stock (i) in connection with the Bridge Offering, (ii) in connection with the Exclusive License Termination Agreement (the “Termination Agreement”), and (iii) as part of selling agent compensation in our IPO and as part of the November 2024 financing. We accounted for such warrants in accordance with Accounting Standards Codification (“ASC”) Topic 480-10, Distinguishing Liabilities from Equity and ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity. Based on this guidance, we determined that warrants issued in connection with the Termination Agreement should be accounted for as a liability and the remaining warrants issued meet the requirements for equity classification. Liability classified warrants are subject to remeasurement at each balance sheet date, while equity classified warrants are valued at inception only.

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

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Autonomix Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Autonomix Medical, Inc. (the “Company”) as of March 31, 2025 and 2024, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2022.

Atlanta, Georgia

May 29, 2025

Autonomix Medical, Inc.

Balance Sheets

(in thousands, except par value and share data)	As of
	March 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$9,136	$8,608
Other current assets	473	783
Total current assets	9,609	9,391
Long-term assets:
Fixed assets, net	21	16
Deferred offering costs	176	—
Total long-term assets	197	16

Total Assets	$9,806	$9,407

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$676	$492
Accrued expenses	1,031	285
Total current liabilities	1,707	777
Long-term liabilities:
Long term debt - convertible notes, net of unamortized debt discount	—	1,002
Total long-term liabilities	—	1,002

Total Liabilities	1,707	1,779

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and March 31, 2024, respectively.	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 2,497,033 and 942,575 shares issued and outstanding as of March 31, 2025 and March 31, 2024, respectively.	2	1
Additional paid-in capital	58,476	46,596
Accumulated deficit	(50,379)	(38,969)
Total Stockholders' Equity	8,099	7,628

Total Liabilities and Stockholders' Equity	$9,806	$9,407

See accompanying notes to the financial statements

Autonomix Medical, Inc.

Statements of Operations

	For the Years Ended
	March 31,
(in thousands, except share and per share data)	2025	2024

Operating expenses:
General and administrative	$6,863	$5,249
Research and development	4,725	2,225
Warrant expense - termination agreement	—	4,556

Total operating expenses	11,588	12,030

Loss from operations	(11,588)	(12,030)

Other income (expense):
Warrant liability - mark-to-market	—	(3,444)
Interest expense	(176)	(79)
Interest income	354	127

Total other income (expense)	178	(3,396)

Loss before income taxes	(11,410)	(15,426)

Income taxes	—	—

Net loss	$(11,410)	$(15,426)

Loss per share - basic and diluted	$(6.46)	$(14.82)

Weighted average shares outstanding - basic and diluted	1,766,425	1,040,720

See accompanying notes to the financial statements

Autonomix Medical, Inc.

Statements of Changes in Stockholders' Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
(in thousands)	Shares	Amount	Capital	Deficit	Equity

Balance March 31, 2023	617	$1	$24,186	$(23,543)	$644

Net loss	—	—	—	(15,426)	(15,426)
Stock-based compensation	—	—	618	—	618
Issuance of common stock	105	—	2,840	—	2,840
Issuance of common stock from IPO, net of costs	111	—	9,875	—	9,875
Issuance of common stock for extinguishment of convertible debt	17	—	500	—	500
Issuance of common stock - warrants exercised	91	—	—	—	—
Issuance of restricted common stock	2	—	—	—	—
Warrants issued for debt issuance costs	—	—	577	—	577
Fair value of warrants issued - termination agreement	—	—	8,000	—	8,000

Balance March 31, 2024	943	1	46,596	(38,969)	7,628

Net loss	—	—	—	(11,410)	(11,410)
Stock-based compensation	—	—	1,628	—	1,628
Issuance of common stock	13	—	103	—	103
Issuance of common stock - warrants exercised	892	1	—	—	1
Issuance of common shares and equity classified warrants, net of offering costs	616	—	8,972	—	8,972
Issuance of common stock for extinguishment of convertible debt	33	—	1,177	—	1,177

Balance March 31, 2025	2,497	$2	$58,476	$(50,379)	$8,099

See accompanying notes to the financial statements

Autonomix Medical, Inc.

Statements of Cash Flows

	For the Years Ended March 31,
(in thousands)	2025	2024

Cash Flows from Operating Activities:
Net loss	$(11,410)	$(15,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,628	618
Depreciation and amortization expense	183	81
Issuance of common stock, net of discount for lack of marketability	101	—
Warrant expense - termination agreement	—	4,556
Warrant liability - mark-to-market	—	3,444
Changes in operating assets - (increase)/decrease:
Other current assets	310	(478)
Changes in operating liabilities - increase:
Accounts payable	184	320
Accrued expenses	746	237
Net cash used in operating activities	(8,258)	(6,648)

Cash Flows from Investing Activities:
Purchase of property and equipment	(14)	(19)
Net cash used in investing activities	(14)	(19)

Cash Flows from Financing Activities (increase/decrease):
Issuance of common stock, pre-funded and common warrants	10,025	—
Payment of issuance costs for financing	(1,052)	—
Payment of issuance costs for registration statement	(176)	—
Proceeds from exercise of warrants	1	—
Proceeds from sales of common stock	2	—
Issuance of common stock	—	2,840
Issuance of convertible debt	—	2,000
Issuance of common stock from IPO	—	10,866
Payment of issuance costs for IPO	—	(1,296)
Net cash provided by financing activities	8,800	14,410

Net change in cash and cash equivalents	528	7,743

Cash and cash equivalents, at beginning of period	8,608	865

Cash and cash equivalents, at end of period	$9,136	$8,608

Supplemental cash flow disclosures:
Non-cash financing activities:
Warrants issued for equity issuance costs	$479	$—
Proceeds from cashless exercise of warrants	$39	$2
Warrants issued for debt issuance costs	$—	$577
Fair value of warrants issued for issuance costs as part of IPO	$—	$225
Holdback of IPO proceeds	$—	$305
Convertible notes converted into common stock	$1,330	$670
Settlement/conversion to common shares for debt issuance costs	$(153)	$(170)

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

Pursuant to such authority granted by the Company’s stockholders, the Company’s board of directors approved a one-for- twenty (1:20) reverse stock split (the "Reverse Stock Split”) of the Company’s common stock and the filing of the Amendment to effectuate the Reverse Stock Split. The Amendment was filed with the Secretary of State of the State of Delaware and the Reverse Stock Split became effective in accordance with the terms of the Amendment at 11:59 p.m. Eastern Time on  October 24, 2024 (the "Effective Time”), and the Company’s common stock opened for trading on The Nasdaq Capital Market on  October 25, 2024 on a post-split basis, under the existing ticker symbol "AMIX” but with a new CUSIP number 05330T205. The Amendment provided that, at the Effective Time, every twenty shares of the Company’s issued and outstanding common stock automatically combined into one issued and outstanding share of common stock, without any change in par value per share, which remained $0.001.

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

For the years ended March 31, 2025 and 2024, the Company has net losses of approximately $11.4 million and $15.4 million, respectively and had net cash flows used in operating activities of $8.3 million and $6.6 million, respectively. The Company had no revenues for the years ended March 31, 2025 and 2024, respectively. The Company had an accumulated deficit of $50.4 million and working capital of approximately $7.9 million as of March 31, 2025. The Company does not expect to generate positive cash flows from operating activities in the near future. These conditions, and the Company's ability to comply with such conditions, raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On January 26, 2024, the Company completed its IPO, pursuant to which it sold a total of 111,962 shares of common stock at a purchase price of $100.00 per share for gross proceeds of $11.2 million and net proceeds of $9.8 million.

On November 22, 2024, the Company completed a firm commitment underwritten public offering (the “Offering”) of: (i) 458,691 common units (the “Common Units”), each Common Unit consisting of one share of Company common stock and one series A warrant to purchase one share of common stock (the “Series A Warrants”); and (ii) 917,596 pre-funded units (the “Pre-Funded Units”) and together with the Common Units, the "Units", each Pre-Funded Unit consisting of one pre-funded warrant to purchase one share of common stock (the “Pre-Funded Warrant”) and one Series A Warrant. The purchase price of each Common Unit was $6.540, and the purchase price of each Pre-Funded Unit was $6.539. In addition, the Company granted the underwriters in the Offering a 45-day option to purchase an additional 206,422 shares of common stock, and/or an additional 206,422 Series A Warrants, solely to cover over-allotments, if any. The Pre-Funded Warrants have an exercise price of $0.001 per share, are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Series A Warrants have an exercise price of $6.540 per share, are immediately exercisable and may be exercised at any time until the five-year anniversary of the date of issuance. Both the Pre-Funded Warrants and the Series A Warrants are subject to a beneficial ownership limitation of 4.99%. The Offering closed on November 25, 2024. On November 22, 2024, the underwriters partially exercised their over-allotment option with respect to 156,809 shares of common stock and 156,809 Series A Warrants. The aggregate gross proceeds to the Company, including the partial exercise of the over-allotment option, were approximately $10.0 million, before deducting underwriting discounts and other expenses by the Company of $1.5 million, including $0.5 million of non-cash expenses. The net cash proceeds to the Company were approximately $9.0 million.

On February 28, 2025, the Company entered into an At Market Issuances Sales Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Agent”). Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through the Agent, as sales agent or principal, shares of the Company’s common stock with an initial aggregate sales price of up to $2.1 million (the “Shares”). Any sale of Shares pursuant to the Agreement will be made under the Company’s “shelf” registration statement (the “Registration Statement”) on Form S-3 filed on February 28, 2025 with the Securities and Exchange Commission (the “SEC”). Under the ATM Agreement, the Company may sell Shares through the Agent by any method that is deemed an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended). Under the ATM Agreement, the Agent will also be able to sell shares of Common Stock by any other method permitted by law, including in negotiated transactions with the Company’s prior written consent. The Company will pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Shares sold under the ATM Agreement and reimburse the Agent for certain expenses. As of March 31, 2025, the Company sold 800 shares pursuant to the ATM Agreement for net proceeds of approximately $1,746

The Company estimates its current cash resources are sufficient to fund its operations into but not beyond the first calendar quarter of 2026. The Company recognizes it will need to raise additional capital to continue to execute its business plan, including obtaining regulatory clearance for its products currently under development and commercializing and generating revenues from products under development. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. A failure to raise sufficient capital, generate sufficient product revenues, control expenditures and regulatory matters, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives. If the Company is unable to raise sufficient additional funds, it will have to scale back its operations.

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

Offering and Financing Costs

Offering costs consist of professional costs incurred through the balance sheet date that were direct and incremental to the Company’s equity financing activities. Specifically, offering costs were incurred on the Company's IPO, the Offering and the Registration Statement. The costs for the Registration Statement are recorded in deferred offering costs on the balance sheet as of March 31, 2025. Costs associated with salaries and other period costs were expensed as incurred.

During the year ended March 31, 2024, the Company paid $1.3 million of issuance costs related to its IPO.

During the year ended March 31, 2025, the Company paid $1.1 million of issuance costs related to its Offering and $0.2 million of offering costs related to its Registration Statement.

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

In addition, since the instruments included a substantive conversion feature at the time of issuance, the issuance of equity securities were accounted for as a contractual conversion with no gain or loss recognized related to the equity securities issued to settle the instrument.

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

The Company did not have any assets or liabilities measured at fair value as of March 31, 2025 and 2024, respectively. In the fourth quarter of the Company's fiscal year ended March 31, 2024 there was a transfer out of Level 3 for the warrant liability, for the settlement and reclassification to equity of the instrument, that occurred in the three months ended  March 31, 2024. For additional information, see Note 2 - Warrant Liability and Fair Value of Financial Instruments.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of reported assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of  March 31, 2025 and  March 31, 2024 the Company determined a full valuation allowance was required to offset its deferred tax assets as a result of recurring operating losses.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740-10 which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on its tax return. The Company evaluates and records any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon examination and ultimate settlement with the tax authorities in the tax jurisdictions in which it operates. As of March 31, 2025 and  March 31, 2024 the Company had no uncertain tax positions.

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

The Company issued warrants to purchase shares of common stock (i) in connection with the Bridge Offering, (ii) as part of selling agent compensation in 2024, (iii) in connection with the Exclusive License Termination Agreement (the “Termination Agreement”), and (iv) as part of the Offering. Based on the guidance noted above, we determined that warrants issued in connection with the Termination Agreement should be accounted for as a liability and the remaining warrants issued meet the requirements for equity classification. Liability classified warrants are subject to remeasurement at each balance sheet date, while equity classified warrants are valued at inception only. As discussed in Note 2, the liability warrants subsequently met the requirements for equity classification.

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

However, the Company's warrants described in Note 2 and the warrants issued in connection with the Offering, are participating securities as the holders receive the right to dividends, but they are not obligated to fund losses. In periods of loss, since no income is allocated to these securities, the Company's use of the "treasury stock method" derives the same result. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted calculation for the entire period being presented.

For the twelve months ended March 31, 2025 and 2024, dilutive securities that were not included in the calculations of the loss per common share because they would be anti-dilutive included the following:

	March 31,
		2024
	2025	(as revised)

Equity based warrants to purchase common shares	87,531	4,334
Convertible Notes - common shares (1)	-	33,250
Convertible Notes - equity-based warrants to purchase common shares	25,003	25,003
Stock options granted under Company's incentive plan	243,483	100,180
Series A Warrants	1,533,096	-
Representative Warrants	91,985	-

Total potentially dilutive securities	1,981,098	162,767

(1)	Shares for the convertible note proceeds received

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising

It is our policy to expense advertising costs as incurred. Advertising expenses are included within general and administrative expenses within the statement of operations. For the years ended March 31, 2025 and 2024, the Company recorded less than $0.1 million and $1.8 million, respectively.

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

Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker ("CODM"), or decision-making group, in deciding how to allocate resources in assessing performance. Management has determined that the Company operates in one reportable segment, which is advancing the development of innovative technologies for sensing and treating disorders relating to the nervous system. The Company is initially focused on developing the technology for patients with pancreatic cancer, however, the Company believes the technology constitutes a platform with the potential to address several indications, including chronic pain management, hypertension, cardiovascular disease and a wide range of other nerve-related disorders. The Company's CODM is its Chief Executive Officer.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance based on net loss, which is reported on the Statements of Operations. The measure of segment assets is reported on the balance sheet as total assets.

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances its' technology through all stages of development and clinical trials and, ultimately, seek regulatory approval.

As such, the CODM primarily evaluates performance of the Company using various financial metrics, including the combined net income (loss) from operations, also shown on the Statements of Operations, forecasted cash expenditures and existing and forecasted cash balances. These financial metrics are used by the CODM to make key operating decisions, such as the assessment of segment performance and allocation of resources. The significant expense categories within net loss from operations that the CODM regularly reviews are expenses related to research and development, general and administrative, and depreciation and amortization. The significant expense categories and subcategories are reported on the Statements of Operations. Other expenses included in the Company’s net loss include change in fair value of warrant liabilities, other income (expense), interest income, net, and any additional non-operating expenses that are reported on the Statements of Operations.

Recent Accounting Pronouncements

In  November 2024 and January 2025, FASB issued ASU 2024-03 and ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments to the standards are effective for fiscal years beginning after  December 15, 2026, and for interim periods within fiscal years beginning after  December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it  may have on its financial statements and related disclosures.

In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning after the year ended December 31, 2024. The Company is currently assessing the impact of ASU 2023-09 on its disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (ASU 2023-07) which is intended to improve reportable segment disclosures primarily through enhanced disclosure of reportable segment expenses and requires that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. The new guidance is required to be applied retrospectively to all prior periods presented in the financial statements and is effective for the Company for fiscal periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 during the year ended March 31, 2025. There was no impact upon adoption of ASU 2023-07. The Company views its operations and manages its business in one operating segment.

There are no other effective pronouncements, or pronouncements issued but not yet effective, if adopted, that would have a material effect on the accompanying financial statements.

Correction of an Immaterial Error in the Prior Period Financial Statements

During the three months ended December 31, 2024, the Company determined that previously filed quarterly and annual financial statements had an immaterial earnings per share error resulting from the exclusion of certain unexercised equity based warrants to purchase common shares that had an exercise price of approximately $0.01 or less from the basic earnings per share calculations in accordance with ASC 260-10-45-13. As a result, the prior year earnings per share calculations have been revised for consistency with the current year presentation. The Company assessed the materiality of this change in presentation on prior period financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that this error correction in its Statements of Operations and Note 1 – Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies (Loss Per Common Share) is not material to any previously presented financial statements based upon overall considerations of both quantitative and qualitative factors. The corrections had no impact in the comparative period Balance Sheet, Statements of Cash Flows, or Statement of Changes in Stockholders’ Equity. Further, the immaterial correction did not result in a change in operating losses or net loss in the Statement of Operations and the effects of including unexercised warrants in the earnings per share calculation have an antidilutive effect reducing the net loss per share amount. Accordingly, the Company corrected the previously reported earnings per share calculation for the twelve months ended March 31, 2024 in this Annual Report on Form 10-K.

A summary of the impact of the Company’s Reverse Stock Split and immaterial corrections reflecting the prior period impact to the Company’s Statement of Operations and earnings per share are shown below:

	Twelve Months Ended March 31, 2024
	Originally Filed	Adjusted for 1-for-20 Reverse Stock Split	Correction	As Revised

Net Loss (in thousands)	$(15,426)	$-	$-	$(15,426)
Loss per share - basic and diluted	$(1.05)	$(21.09)	$6.27	$(14.82)
Weighted average shares outstanding - basic and diluted	14,626,282	731,372	309,348	1,040,720

A summary of the impact of the Company’s Reverse Stock Split and immaterial corrections reflecting the prior period impact to the disclosure of dilutive securities that were not included in the calculations of the loss per common share because they would be anti-dilutive are shown below:

	Twelve Months Ended March 31, 2024
	Originally Filed	Adjusted for 1-for-20 Reverse Stock Split	Correction	As Revised

Equity based warrants to purchase common shares	5,744,569	287,231	(282,897)	4,334
Convertible Notes - common shares	665,000	33,250	-	33,250
Convertible Notes - equity-based warrants to purchase common shares	500,000	25,003	-	25,003
Stock options granted under Company's incentive plan	2,003,600	100,180	-	100,180
Total potentially dilutive securities	8,913,169	445,664	(282,897)	162,767

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

There were no outstanding instruments classified as Level 3 measurements as of March 31, 2025 or   March 31, 2024.

There were not any transfers into or out of Level 3 as of March 31, 2025 and March 31, 2024.

The following table summarizes the activity of the Level 3 fair value measurements during the twelve months ended March 31, 2024 (in thousands):

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

On January 29, 2024, the Company issued 80,000 warrant shares pursuant to the Termination Agreement.

The completion of the Company’s IPO fixed the number of warrant shares issuable and the Company re-classified the Warrant to additional-paid in capital as it met the requirements for equity classification. Upon reclassification, the Company valued the warrant at $8.0 million, which represented the fair value of the shares issued on that date.

Note 3 – Convertible Notes Payable

On September 9, 2023, the Company's Board authorized an offering up to $2.0 million in unsecured, non-interest bearing convertible promissory notes (the “Notes”) and accompanying warrants (the “Bridge Financing Warrants”) (collectively, the “Bridge Offering”) that will mature on December 31, 2025. The Notes provided that, on the closing date of the IPO, the outstanding principal would be automatically converted into common stock at the conversion price of $40.00. Each dollar in principal amount of Notes purchased were accompanied by a five-year Bridge Financing Warrant to purchase 0.0125 shares of Common stock with an exercise price of $20.00 per share. The Company records the Bridge Financing Warrants as a discount to the Notes.

The Bridge Financing Warrants can be exercised from the date of Notes issuance through the five-year anniversary of the issuance of the Notes. The shares issuable pursuant to the Notes and Bridge Financing Warrants had a 180-day lock-up after the Company’s IPO. Thereafter, the foregoing lock-up agreement ceased to apply to 25% of the purchased shares each month for a period of four months. The Note holders were not permitted to convert their Notes when the holders or any of their affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion.

As of March 31, 2024, the Company received proceeds of $2.0 million of Notes executed from the Bridge Offering. Upon the closing of the IPO, certain notes were to be automatically converted according to their terms into the Company’s common stock to the extent and provided that certain holders of these notes are not permitted to convert such notes to the extent that the holders or any of its affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion. Due to this 4.99% limitation, principal representing $1.3 million, or 33,250 shares, of these notes remained outstanding. As discussed in Note 1, the remaining notes converted into common stock in accordance with their original terms on the IPO. During the year ended March 31, 2025, the remaining Notes were converted into 33,250 shares.

The Company’s effective interest rate for the Notes was 15.3% due to the amortization of the discount stemming from the issuance of the Bridge Financing Warrants.

The following table presents a summary of activity for the Company’s zero-coupon convertible notes payable (in thousands):

	Principal Amount	Amortized Debt Discount	Net Carrying Amount

Outstanding, March 31, 2024	$1,330	$(328)	$1,002
Amortization of debt discount	—	175	175
Issuance of common stock for extinguishment of convertible debt	(1,330)	153	(1,177)
Outstanding, March 31, 2025	$—	$—	$—

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

During the year ended March 31, 2025, the Company recorded less than $0.2 million in interest expense related to the amortization of the debt discount.

The following table presents a summary of activity for the warrants issued in connection with the Company’s Notes:

	Warrants	Weighted-Average Exercise Price Per Share	Remaining Life (In Years)	Aggregate Intrinsic Value*

Outstanding and exercisable, March 31, 2024	25,003	$20.00	4.48	$1,010,000
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Expired	—	—	—	—
Outstanding, March 31, 2025	25,003	$20.00	3.48	$—

Exercisable, March 31, 2025	25,003	$20.00	3.48	$—

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

Preferred Stock

As of March 31, 2025, the Company had no shares of preferred stock outstanding.

Restricted Stock

On February 15, 2024, the Company issued 1,750 restricted shares of common stock to the Company's marketing consultant at the closing price of $76.00 of the Company's common stock. The total value of these shares is $133,000. These shares vest monthly over a 12-month period beginning on the issue date.

	Year ended March 31,
	2025	2024
Recognized in general and administrative expense	$116,375	$16,625

Total	$116,375	$16,625

For the year ended March 31, 2025, there was no unrecognized stock-based compensation expense related to unvested Restricted Stock.

A summary of activity regarding Restricted Stock issued is as follows:

		Grant Date
	Number of Shares	Fair Value Per Share
Outstanding, March 31, 2024	1,604	$76.00

Granted	—	$—
Vested	(1,604)	$76.00
Outstanding, March 31, 2025	—	$—

Common Stock

On April 6, 2023, the Board of Directors approved a private placement offering of up to 100,000 common shares at a price of $40.00 per share. During the year ended March 31, 2024, the Company sold 71,000 shares for cash proceeds of $2,840,000. The Company did not incur any costs that were direct and incremental to the private placement.

On September 9, 2023, the Board approved a Bridge Offering. See Note 3 Convertible Notes Payable for additional detail as these notes are convertible into common stock.

On February 28, 2025, the Company entered into an ATM Agreement. Pursuant to the terms of the Agreement, the Company may sell from time to time, the Company’s Common Stock, par value $0.001 per share, with an initial aggregate sales price of up to $2.1 million. As of March 31, 2025, the Company sold 800 shares pursuant to the ATM Agreement for net proceeds of approximately $1,746.

Stock Plan and Stock Options

In June 2023, the Company adopted, and the Company’s shareholders approved, the Autonomix Medical, Inc. 2023 Stock Plan (the “Plan”). The Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards and stock unit awards to key employees, non-employee directors, and consultants, subject to certain individual threshold limitations. The Plan provides for up to 200,000 shares to be issued. Shares that are surrendered because of forfeiture, expiration, termination, or cancellation are available for re-issuance. As of March 31, 2025, there were 75,633 shares remaining available in the Plan.

In August 2023, the Plan was amended to allow for an automatic increase of the available shares for issuance, whereby on the 1st of each fiscal year, beginning on April 1, 2024 and ending on (and including) April 1, 2033 in an amount equal to five percent (5%) of the total number of shares of Common Stock outstanding on the March 31st immediately preceding the applicable date. However, the Board may act prior to the automatic increase of a given year to provide that there will be no increase for such year, or that the increase for such year will be a lesser number of shares of Common Stock. On April 1, 2024, the Plan was increased by 47,116 shares and on April 1, 2025, the Plan was increased by 124,852 shares.

The following table summarizes the stock option activity for the year ended March 31, 2025.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (In Years)	Aggregate Intrinsic Value*

Outstanding, March 31, 2024	100,180	$46.59	9.35	$1,680,672
Granted	143,303	23.02	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Expired	—	—	—	—
Outstanding, March 31, 2025	243,483	$32.72	8.92	$-

Exercisable, March 31, 2025*	37,923	$44.35	8.20	$-

*Aggregate Intrinsic Value = Excess of market value over the exercise price of all in-the-money stock.

During the year ended March 31, 2025, the Company granted certain individuals options to purchase 143,303 shares of common stock with contractual terms of ten years, and vesting periods of annually over four years. The options had an aggregate grant date fair value of $2.6 million that was calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model included the following: (1) fair value of common stock on the measurement date ranging from $1.99 and $56.20 per share; (2) discount rate ranging from 4.17% to 4.39% based on the daily yield curve rates for U.S. Treasury obligations, (3) expected life of 6.25 years based on the simplified method (vesting plus contractual term divided by two), and (4) expected volatility ranging from 110% to 138% based on the historical volatility of comparable companies' stock.

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at March 31, 2025 was $4.3 million. During the year ended March 31, 2025, the Company recorded stock-based compensation - option expense of $1.5 million, of which $1.3 million was recorded in general and administrative expenses and $0.2 million was recorded in research and development expenses in the statements of operations. The unrecognized compensation expense at March 31, 2024 was $3.1 million. During the year ended March 31, 2024, the Company recorded stock-based compensation - option expense of $0.6 million, of which $0.5 million was recorded in general and administrative expenses and $0.1 million was recorded in research and development expenses in the statements of operations.

License Agreement

On July 10, 2024, we entered into a license agreement (the “Agreement”) with RF Innovations, Inc. (“RFI”), a privately held medical technology company, to license products utilizing RFI’s intellectual property related to its Apex 6 Radiofrequency Generator (the “Licensed Products”). The Apex 6 Generator is a United States Food and Drug Administration (“FDA”) cleared ablation technology designed to lesion neural tissue for pain management in the peripheral nervous system. Pursuant to the Agreement, RFI granted us a perpetual non-exclusive worldwide royalty free fully paid license related to the Licensed Products, provided that the license did not include the right to sell certain products to customers for the treatment of spine pain. In connection with the Agreement, we issued RFI 12,500 unregistered shares of our common stock as consideration for the license. The Company determined that the fair value of the shares granted was $0.1 million, which represented its stock price on the date of the Agreement less a 25.6% discount for lack of marketability (“DLOM”).  The Company concluded a discount for lack of marketability was appropriate as the shares are subject to an initial lock-up period of six-months until they are eligible for registration pursuant to SEC Rule 144 followed by restrictions that allow for a maximum of 10% of total shares to be sold within a 30-day period. The DLOM effectively reflects the value of an average strike put option relative to our stock price and was calculated based on the Finnerty average put model. The Company concluded that the licensed technology qualified as a research and development expense pursuant to ASC Topic 730, Research and Development, as the Company does not have an alternative future use for the technology and the Company does not have a plan to otherwise monetize the Licensed Products. The Company recognized $0.1 million in Research and Development expense in its condensed statement of income for the three and nine-months ended December 31, 2024. The Agreement provides RFI the right to terminate the license if we breach any representation, warranty or covenant contained in the Agreement, subject to any relevant cure periods, or if we are subject to a bankruptcy or insolvency event.

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

The Pre-Funded Warrants have an exercise price of $0.001 per share, are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full, subject to a beneficial ownership limitation of 4.99%. The Series A Warrants have an exercise price of $6.540 per share and may be exercised at any time until the five-year anniversary of the date of issuance, subject to a beneficial ownership limitation of 4.99%. The Pre-Funded Warrants and Series A Warrants were issued pursuant a Warrant Agency Agreement between the Company and Equity Stock Transfer, LLC. The Series A Warrants and the Representative’s Warrants, largely have the same terms and conditions, except the Representative’s Warrants were not exercisable until May 21, 2025 and were subject to a 180-day lock-up prior to being transferable. The Series A Warrants and Representative’s Warrants may, at the option of the holder be settled upon a change of control at the Black-Scholes value, as defined in the agreement. Upon a change of control the holder may receive cash, other assets or shares of the successor entity, depending on the specific nature of the change of control transaction and the settlement options afforded to the holders of Common Stock. The Company analyzed the Pre-Funded Warrants, the Series A Warrants, and the Representative’s Warrants (collectively the “Offering Warrants”) in accordance with ASC Topic 480, Distinguishing Liabilities from Equity and ASC Topic 815, Derivatives and Hedging. Management concluded that the Offering Warrants meet all the requirements for equity classification. Since the Offering Warrants meet the requirements for equity classification and the Offering represents an arms-length cash transaction, the Common Units and Pre-Funded Units were recorded in equity based on the proceeds received, net of issuance costs.

At issuance the Pre-Funded Warrants had a fair value of $6.3290 per share, which represented the common stock issuance price less the $0.001 exercise price. At issuance, the Series A Warrants and the Representative’s Warrants had a fair value of $5.3597 and $5.2125 per share, respectively, which was determined using a Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model included the following: (1) fair value of common stock on the measurement date; (2) discount rate of 4.17% based on the daily yield curve rates for U.S. Treasury obligations, (3) the contractual term of the warrants and (4) expected volatility of 144.15% based on the historical volatility of comparable companies' stock. Due to the relative volume of Series A Warrants and Representative’s Warrants issued compared with the Company’s outstanding shares, the Company's stock price was adjusted for the effects of dilution.

In connection with the Offering, the Company incurred total offering costs of $1.5 million. This was comprised of $1.0 million in cash offering costs and $0.5 million for the fair value of the Representative’s Warrant issued.

Equity-Based Stock Warrants

On January 26, 2024, the Company issued five-year warrants to the selling agent in the Company's IPO to purchase 2,988 shares of common stock at an exercise price of $125.00. Under the fair value method, the fair value of these warrants was estimated on the grant date using the Black-Scholes option pricing model. Variables used in the Black-Scholes warrant pricing model included the following: (1) fair value of common stock on the measurement date of $100.00 split-adjusted per share; (2) discount rate of 4.04% based on the daily yield curve rates for U.S. Treasury obligations; (3) expected life of 5 years and (4) expected volatility of 104% based on the historical volatility of comparable companies' stock. The costs associated with these shares were reclassified to additional paid-in capital upon completion of the Company’s IPO on January 26, 2024.

The Company will periodically grant warrants to investors in connection with equity financing or to third-party service providers in exchange for services rendered. The following table summarizes the stock warrant activity for the year ended March 31, 2025:

	Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (In Years)	Aggregate Intrinsic Value*

Outstanding and exercisable, March 31, 2024	287,231	$1.64	4.80	$17,072,147
Granted	2,542,677	4.31	—	—
Exercised**	(892,432)	0.04	—	—
Forfeited/Cancelled	(2,602)	0.20	—	—
Expired	—	—	—	—
Outstanding, March 31, 2025	1,934,874	$5.89	4.09	$532,060

Exercisable, March 31, 2025	1,842,889	$5.67	4.06	$532,060

*Aggregate Intrinsic Value = Excess of market value over the exercise price of all in-the-money stock.

**197,098 exercised shares utilized the “cashless exercise” option and 695,334 exercised shares were paid in cash.

The unrecognized compensation expense at March 31, 2025 was $0. During the year ended March 31, 2025, the Company recorded stock-based compensation - warrant expense of less than $0.1 million. The unrecognized compensation expense at March 31, 2024 was less than $0.1 million.

During the year ended March 31, 2024, the Company recorded stock-based compensation - warrant expense of less than $0.1 million.

Under the fair value method, the fair value of each warrant was estimated on the grant date using the Black-Scholes option pricing model. Variables used in the Black-Scholes warrant pricing model included the following:

Range
	2025	2024
Fair value of common stock on the measurement date (per share)	—	2.000 to5.0000
Discount rate based on the daily yield curve rates for U.S. Treasury obligations	—	4.04% to 4.54%
Expected life	—	3 to 5 years
Expected volatility based on the historical volatility of comparable companies' stock	—	104% to 119%

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

Employment Agreements

The Company has agreements with key employees to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain key members of executive management to provide certain benefits, including salary and other wage-related benefits, in the event of termination without cause. In total, these benefits would amount to a range of $1.1 million to $1.6 million using the rate of compensation in effect at March 31, 2025.

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

Note 6 – Related Party Transactions

The Company utilizes a consulting firm that is owned by the Company’s former Chief Financial Officer to provide accounting and financial reporting services and pays certain expenses on behalf of the Company. During the year ended March 31, 2025 and 2024, the Company incurred fees of less than $0.1 million, respectively, for these services, excluding officer compensation. As of March 31, 2025 and March 31, 2024, the Company owed the consulting firm $0 and less than $0.1 million, respectively, for services and expenses.

As of March 31, 2025, members of the Company’s management/Board and an immediate family member of the Company’s management (related party), collectively purchased $0.5 million ($0.4 million and $0.1 million, respectively) of the Bridge Offering.

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

On July 7, 2023, the Company and the Licensee entered into an Exclusive License Termination Agreement (the “Termination Agreement”) in exchange for the issuance, upon the closing of the Company’s IPO within one year of the agreement’s execution, of a warrant to purchase shares of the Company for a variable number of shares. Upon the Company's closing of its IPO on January 29, 2024, 80,000 warrant shares were issued at $100.00 per share for a fixed value of $8.0 million. The warrants are exercisable at a price of $0.02 per share and may be exercised any time after the issuance date, subject to a beneficial ownership limitation, and expire five years from the original issuance. The warrants contain dividend rights commensurate with the holders of common stock. The warrants do not include any other stockholder rights or privileges prior to exercise.

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

Note 7 – Income Taxes

The Company files U.S. federal and various U.S. state income tax returns. Due to the Company’s losses, there was no income tax expense for the years ended March 31, 2025 and 2024 (in thousands):

	March 31,		March 31,
	2025		2024
	Amount	%	Amount	%
Tax benefit at the U.S. federal statutory rate	$(2,396)	21.00%	$(3,239)	21.00%
Tax rate change	—	—	—	—
Permanent differences	5	(0.05)%	1,697	(11.01)%
Return to provision	(44)	0.39%	(69)	0.45%
Change in state rate	234	(2.05)%	(190)	1.23%
State tax (net of federal benefit)	(63)	0.55%	(192)	1.24%
Valuation allowance	2,264	(19.84)%	1,993	(12.91)%
Effective income tax rate	$—	—%	$—	—%

The effective income tax rate varied from the statutory rate in 2025 primarily due to permanent differences and the increase in the valuation allowance. The effective income tax rate varied from the statutory rate in 2024 primarily as a result of the increase in the valuation allowance.

Deferred tax assets and liabilities consist of the following (in thousands):

	March 31,	March 31,
	2025	2024
Assets related to:
Capitalized R&D costs	$1,380	$602
Net operating losses	761	2,643
Accruals and reserves	3,438	72
Stock-based compensation	450	142
Total deferred tax assets	6,029	3,459
Valuation allowance for deferred tax assets	(5,723)	(3,459)
Net deferred tax assets	306	—
Liabilities related to:
Section 481A method change	(306)	—
Net deferred tax liabilities	(306)	—
Net deferred tax	$—	$—

At March 31, 2025, the Company had U.S. federal net operating loss ("NOL") carry forwards of $3.6 million. Approximately $0.9 million of the U.S. federal NOLs will start expiring in 2037. Additionally, the Company generated a U.S. federal NOL carry-forward of approximately $2.7 million post-2017 to 2024. Under the new Tax Act, post-2017 federal NOL carry forwards do not expire, but can only offset 80% of taxable income in the year the loss carry forward is used.

Sections 382 and 383 of the Internal Revenue Code limit the annual use of NOL  carry-forwards and tax credit carry forwards, respectively, following an ownership change. NOL carry-forwards may be subject to annual limitations under Internal Revenue Code Section 382 (Section 382) (or comparable provisions of state law) if certain changes in ownership were to occur. Determination of ownership change, or limitation hasn’t been calculated; however, the Company will perform the NOL limitation analysis under Section  382 before any NOLs are expected to be utilized.

The Company has recorded a full valuation allowance against its net total deferred tax assets as of March 31, 2025 and 2024 because management determined that it is not more-likely-than not that those assets will be realized. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the year ended March 31, 2025, the valuation allowance increased by $2.3 million mainly due to additional capitalized R&D and Start-up Costs.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. As of March 31, 2025, all of the tax years remained open to examination by the federal and state taxing authorities, for three or four years from the tax year in which net operating losses or tax credits are utilized completely.

As of March 31, 2025, the Company has no uncertain tax positions.

Note 8 – Subsequent Events

As of May 28, 2025, the Company has sold 289,144 shares pursuant to the ATM Agreement for net proceeds of approximately $0.6 million.

On April 17, 2025, we granted a new employee a ten-year option (the “Inducement Options”) to purchase 5,000 shares of common stock at an exercise price equal to the closing price of our common stock on the date of the employment. The option vests in four equal annual installments (or 1,250 shares each installment) on each of the succeeding four anniversary dates of the execution of the date of employment, provided the employee is employed by us on each vesting date.

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

Management’s Report on Internal Control Over Financial Reporting

Our CEO and our CFO are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such assessment and due to both the limited staffing of the Company at its early stage of development and the existence of the material weaknesses in our internal control over financial reporting described below, our CEO and CFO have concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management, including our CEO and CFO, concluded that our internal control over financial reporting was, and continues to be, ineffective as of March 31, 2025 due to material weaknesses in our internal controls arising from a lack of segregation of duties; general technology controls; and financial statement reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Due to our size and the limited number of qualified personnel available, our segregation of certain duties, financial statement reporting and general technology controls are areas we have focused on, and continue, to put our focus. The proper review of these matters may not always be possible and may not be economically feasible. However, to the extent possible, these are the main areas of our focus. Management evaluated the impact of our failure to maintain effective segregation of duties, financial statement reporting and general technology controls on our assessment of our internal control over financial reporting and has concluded that the control deficiencies represent a material weakness. We have hired new executive officers and management with significant financial and accounting experience in both private and public companies. During the twelve months ended March 31, 2025, an additional experienced staff was hired in the accounting and finance department. Experienced personnel will be hired in the accounting and finance department and appropriate consultants will be upgraded as soon as it becomes economically feasible and sustainable. In addition, management has added additional mitigating controls with regards to cash disbursements; changes were made in our authorization processes to improve segregation of duties; and we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Item 9B.         Other Information

During the twelve months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

The information required by Part III, Item 10 is incorporated herein by reference to our definitive proxy statement relating to the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 11.         Executive Compensation

The information required by Part III, Item 11 is incorporated herein by reference to our definitive proxy statement relating to the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12 is incorporated herein by reference to our definitive proxy statement relating to the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13 is incorporated herein by reference to our definitive proxy statement relating to the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.         Principal Accounting Fees and Services

The information required by Part III, Item 14 is incorporated herein by reference to our definitive proxy statement relating to the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

The independent registered public accounting firm is FORVIS MAZARS, LLP (PCAOB Firm ID No. 686) located in Atlanta, Georgia.

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

3.         Exhibits

Exhibit Index

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc. (incorporated by reference from exhibit 2.1 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc., filed with the Secretary of State of the State of Delaware (incorporated by reference from exhibit 3.1 of the Form 8-K filed October 28, 2024)

3.3	Amended and Restated Bylaws of Autonomix Medical, Inc. (incorporated by reference from exhibit 2.2 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

4.1	Form of Warrant Agreement issued in SAFE offering (incorporated by reference from exhibit 3.1 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

4.2	Form of Selling Agent Warrant (incorporated by reference from exhibit 3.2 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

4.3	Form of Pre-Funded Warrant issued in November 2024 offering (incorporated by reference from exhibit 4.1 of the Form 8-K filed November 25, 2024)

4.4	Form of Series A Warrant issued in November 2024 offering (incorporated by reference from exhibit 4.2 of the Form 8-K filed November 25, 2024)

4.5	Form of Representative’s Warrant issued in November 2024 offering (incorporated by reference from exhibit 4.4 of the Form 8-K filed November 25, 2024)

4.6	Warrant Agency Agreement, dated November 22, 2024, with Equity Stock Transfer, LLC (incorporated by reference from exhibit 4.3 of the Form 8-K filed November 25, 2024)

4.7*	Description of the Company's Securities

10.1**	Employment Letter dated January 4, 2022 between the Company and Robert Schwartz (incorporated by reference from exhibit 6.1 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.2**	Amended and Restated Consulting Agreement effective January 4, 2022 between the Company and Landy Toth (incorporated by reference from exhibit 6.2 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.3**	Employment Agreement between the Company and Lori Bisson dated June 30, 2023 (incorporated by reference from exhibit 6.3 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.4**	Employment Agreement between the Company and Trent Smith dated July 24, 2023 (incorporated by reference from exhibit 6.4 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.5**	Autonomix Medical, Inc. 2023 Stock Plan, as amended and restated (incorporated by reference from exhibit 6.5 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.6	Form of Indemnification Agreement with Executive Officers and Directors of the Company (incorporated by reference from exhibit 6.6 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.7	Form of Lock-Up Agreement to be entered into between the Company and its officers and directors (incorporated by reference from exhibit 6.7 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.8+	Exclusive License Agreement dated December 21, 2021 between Autonomix Medical, Inc. and Impulse Medical, Inc. (incorporated by reference from exhibit 6.8 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.9	Exclusive License Termination Agreement dated July 7, 2023 between Autonomix Medical, Inc. and Impulse Medical, Inc. (incorporated by reference from exhibit 6.9 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.10**	Employment Agreement between Brad Hauser and Autonomix Medical, Inc. dated June 17, 2024. (incorporated by reference from exhibit 10.1 of the Form 8-K filed June 17, 2024)

10.11**	Employment Agreement between Lori Bisson and Autonomix Medical, Inc. dated June 17, 2024. (incorporated by reference from exhibit 10.2 of the Form 8-K filed June 17, 2024)

10.12	License Agreement between Autonomix Medical, Inc. and RF Innovations, Inc. (incorporated by reference from exhibit 10.1 of the Form 8-K filed July 15, 2024)

10.13**	Non-Employee Director Compensation Plan (incorporated by reference from exhibit 10.2 of the Form 10-Q filed November 8, 2024)

10.14	Underwriting Agreement, dated November 22, 2024, with Ladenburg Thalmann & Co. Inc. (incorporated by reference from exhibit 1.1 of the Form 8-K filed November 25, 2024)

10.15	At Market Issuance Sales Agreement, dated February 28, 2025, by and between Autonomix Medical, Inc. and Ladenburg Thalmann & Co. Inc. (incorporated by reference from exhibit 1.1 of the Form 8-K filed February 28, 2025)

19*	Autonomix Medical, Inc. Insider Trading Policy

23.1*	Consent of Forvis Mazars, LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Autonomix Medical, Inc. Restatement Recoupment Policy (incorporated by reference from exhibit 97 of the Form 10-K filed May 31, 2024)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Denotes a management contract or compensatory plan or arrangement.

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

AUTONOMIX MEDICAL, INC.

Date: May 29, 2025	By:	/s/ BRAD HAUSER
Brad Hauser Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: May 29, 2025	By:	/s/ BRAD HAUSER
Brad Hauser Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 29, 2025		/s/ TRENT SMITH
Trent Smith Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 29, 2025		/s/ WALTER KLEMP
Walter Klemp Executive Chair of the Board of Directors

/s/ LORI BISSON
Date: May 29, 2025		Vice Chair of the Board of Directors

Date: May 29, 2025		/s/ JONATHAN FOSTER
Jonathan Foster Director

Date: May 29, 2025		/s/ DAVID ROBINS
David Robins Director

Date: May 29, 2025		/s/ CHRISTOPHER CAPELLI, MD
Christopher Capelli Director