Form 10-K/A
period 2025-03-31
Autonomix Medical, Inc.
filed 2025-07-28
CIK 1617867

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

The number of shares of the registrant’s common stock outstanding as of July 23, 2025 was 5,049,887.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Autonomix Medical, Inc. is filing this Amendment No. 1 on Form 10-K/A, or this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, or the Original 10-K, originally filed with the U.S. Securities and Exchange Commission, or SEC, on May 29, 2025, or Original Filing Date, solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Original 10-K by reference from our definitive proxy statement so long as such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in the Original Form 10-K.

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

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names and ages of all of our directors and executive officers as of June 30, 2025. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position
Brad Hauser	48	Chief Executive Officer and President
Dr. Robert Schwartz	74	Chief Medical Officer
Landy Toth	48	Chief Technology Officer
Trent Smith	56	Chief Financial Officer
Walter V. Klemp	66	Executive Chairman
Lori Bisson	55	Vice Chair and Director
Jonathan P. Foster	61	Director
David Robins	56	Director
Christopher Capelli	65	Director

Set forth below is biographical information about each of the individuals named in the table above:

Brad Hauser, Chief Executive Officer and President. Mr. Hauser became our President and Chief Executive Officer effective June 17, 2024. Prior to his appointment as President and Chief Executive Officer, Mr. Hauser served as the Chief Operating Officer at Beauty Health from January 2023 to June 2024. Mr. Hauser previously served as the President and Chief Executive Officer at Soliton, Inc., a medical device company focused on developing new technology for use in aesthetics, from November 2020 to December 2021. Soliton was purchased by AbbVie in 2021 and he continued to provide transition support post-acquisition as the President and Chief Executive Officer of Soliton with Allergan Aesthetics, an AbbVie company, until July 2022. Mr. Hauser previously served as Vice President, Research and Development and General Manager for CoolSculpting at Allergan Pharmaceuticals since ZELTIQ Aesthetics, Inc. was acquired by Allergan in April 2017. Previously, he served as the Senior Vice President of Research and Development at ZELTIQ Aesthetics, Inc. from January 2017 to April 2017 and as its Vice President of Research and Development from July 2015 to January 2017. Mr. Hauser joined ZELTIQ in December 2013 as Vice President of Product and Clinical Strategy. Prior to joining ZELTIQ, he held multiple roles in the aesthetic industry, including Executive Vice President of Commercial Operations at Cutera, Director of Research and Development at Medicis and Managing Director of Product and Clinical Marketing at Solta Medical. Mr. Hauser received his B.A. degree in Human Biology from Stanford University.

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

Landy Toth, Chief Technology Officer. Mr. Toth is a key inventor and is responsible for Autonomix’s development efforts to date. Mr. Toth founded Tricord Holdings, LLC in 2012 and Autonomix in August 2014 and has been the Chief Technology Officer since that time. In addition to these efforts, he founded and has filled the role of Chief Technology Officer of LifeLens Technologies, Inc. since September 2016 and also assumed the role of Chief Executive Officer in November 2024. Over the past 20 years, Mr. Toth has successfully commercialized medical device technologies within startup environments. His focus has been the development and commercialization of wearable and interventional diagnostic medical technologies. He presently has 647 publications across 56 patent families. His portfolio has a grant rate greater than 70% after 2 years. Mr. Toth holds a MASc from the University of Toronto and a BASc from the University of Waterloo. Mr. Toth has also been an employee of Davos Chemical Corporation since January 2011. Mr. Toth has agreed to provide services to us on a part-time basis of 25% of his working time.

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

Lori Bisson, Vice Chair and Director. Ms. Bisson joined us in July 2023 as a director and served as our Chief Executive Officer from July 2023 until June 2024 and as Vice Chair since June 2024. From January 2015 until June 2022, Ms. Bisson served as Chief Financial Officer of Soliton, Inc., a medical device company focused on developing new technology for use in aesthetics. Soliton was purchased by AbbVie in 2021 and she continued to provide transition support post-acquisition. Prior to joining Soliton, Ms. Bisson worked as a financial and business development consultant as a shareholder in Condon & Company, PC, from 2009 through December 2014, where she advised a number of life science companies. From 2005 to 2009, Ms. Bisson served as the Chief Financial Officer and Vice President of Operations for Zeno Corporation, a medical device company focused on new technology in the aesthetics area. Ms. Bisson previously served as the Chief Financial Officer of Gulfstream Trading, Ltd., an international oil trading organization from 2001 to 2005. From 1995 to 2001, Ms. Bisson held various positions with Drypers Corporation, a publicly traded multinational consumer products company, where she ultimately held the title of Vice President of Integrated Solutions and oversaw accounting, information technology, and logistics for the U.S. operation. Ms. Bisson began her career at Arthur Andersen, LLP as an auditor focused on consumer products companies. Ms. Bisson also serves as an advisor to Moleculin Biotech, Inc., a clinical stage pharmaceutical company focused on the development of oncology drug candidates. Ms. Bisson is a Certified Public Accountant and holds a B.A. degree in Accounting from Baylor University. We believe that Ms. Bisson’s extensive experience in the medical device field provides her with the qualifications to serve as a director.

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

Christopher Capelli, Director. Dr. Capelli currently works at AbbVie as Research Fellow and Scientific Officer & Medical Device Advisor/Soliton for Allergan Aesthetics R&D Surgical Devices. Prior to being acquired by AbbVie in December 2021, he was the Vice Chairman of the Board, Chief Science Officer and Co-founder for Soliton, Inc., a medical device company that was commercializing RESONIC™ for the dermatologic esthetics marketplace based on its Rapid Acoustic Pulse (“RAP”) technology. Dr. Capelli is the lead inventor in Soliton’s RAP technology. A graduate of Massachusetts Institute of Technology (“MIT”) with a Bachelor of Science degree in Mechanical Engineering, Dr. Capelli earned his MD from the University of Wisconsin Medical School and maintains a medical license in the State of Wisconsin. As a result of his scientific work since graduating from MIT, Dr. Capelli holds over 100 issued patents and patent applications worldwide. These patents served as the basis for the creation of five companies having a total market capitalization greater than $36 billion. As a businessman, Dr. Capelli has been directly involved in the start-up of numerous venture-capital backed biomedical company ventures. We believe that Dr. Capelli’s extensive experience in medical device development provide him with the qualifications to serve as a director.

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

Nomination of Director Candidates

We receive suggestions for potential director nominees from many sources, including members of the Board, advisors, and stockholders. Our Nominating and Corporate Governance Committee charter states that our Nominating and Corporate Governance Committee shall consider any director candidates recommended by our stockholders pursuant to the procedures set forth in our proxy statement, or made in accordance with applicable laws, rules and regulations and the provisions of our charter documents. Any such nominations, together with appropriate biographical information, should be submitted to the Chairperson of the Nominating and Corporate Governance Committee in the manner discussed below. Any candidates submitted by a stockholder or stockholder group are reviewed and considered in the same manner as all other candidates.

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

Insider Trading Policy

Our Board has adopted an Insider Trading Policy that applies to all of our directors, executive officers, and employees. The policy attempts to establish standards that will avoid even the appearance of improper conduct on the part of insiders by requiring, among other things, that insiders maintain the confidentiality of information about the Company and to not engage in transactions in the Company’s securities while aware of material nonpublic information. Our insider trading policy was filed as Exhibit 19 to the original Annual Report of Form 10-K filed on May 29, 2025.

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the outstanding shares of common stock to file reports with the SEC disclosing their ownership of common stock at the time they become subject to Section 16(a) and changes in such ownership that occur during the year. Based solely on a review of copies of such reports furnished to us, or on written representations that no reports were required, we believe that all directors, executive officers and holders of more than 10% of the common stock complied in a timely manner with the filing requirements applicable to them with respect to transactions during the year ended March 31, 2025, other than one Form 4 by David Robins reporting one transaction that was filed on July 26, 2024.

Item 11.         Executive Compensation

Executive Officer Compensation

Our named executive officers for the years ended March 31, 2025 and 2024, which consist of our principal executive officer and our two other most highly compensated executive officers, are:

Summary Compensation Table – Fiscal 2025 and 2024

Name and Principal Position	Year	Salary ( $ )	Non-Equity Incentive Plan Compensation ( $ )	Option Awards ( $ ) (1)	All Other Compensation ( $ ) (2)	Total ( $ )

Brad Hauser - Chief Executive Officer and President (3)	2025	356,250	202,350	1,103,961	-	1,662,561

Lori Bisson - Vice Chair (4)	2025	210,000	93,813	355,285	-	659,098
	2024	225,000	150,000	1,468,725	17,505	1,861,230

Dr. Robert Schwartz, Former Chief Executive Officer and current Chief Medical Officer (5)	2025	100,000	33,250	247,861	-	381,111
	2024	100,000	35,000	-	-	135,000

Landy Toth - Chief Technology Officer (6)	2025	147,917	-	165,241	-	313,158
	2024	187,500	-	-	-	187,500

Trent Smith - Chief Financial Officer (7)	2025	295,000	108,300	214,831	-	618,131
	2024	159,375	74,250	673,783	18,114	925,522

Walter Klemp - Executive Chair (8)	2025	160,417	-	165,241	-	325,658
	2024	200,000	-	-	-	200,000

(1)

Represents the full grant date fair value of the option award our board approved and granted to each non-employee director, calculated in accordance with FASB ASC Topic 718. These option awards have been updated from the prior year 10-K/A filed on July 26, 2024 to reflect the option awards broken down for fiscal years 2025 and 2024. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officer or director. For a summary of the assumptions made in the valuation of the awards, please see Note 4 to our financial statements as of and for the period ended March 31, 2025 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on May 29, 2025.

(2)

Other compensation amount represents health care insurance costs the Company currently pays for all employees, including $12,634 each for Ms. Bisson and Mr. Smith in fiscal year 2024. In addition, during fiscal year 2024, the Company reimbursed Ms. Bisson $4,871 and Mr. Smith $5,480 each for COBRA reimbursements.

(3)	Mr. Hauser joined the Company on June 17, 2024. For fiscal year 2025, Mr. Hauser's annual base salary was $450,000.

(4)

Ms. Bisson joined the Company on July 1, 2023. Ms. Bisson’s annual base salary was $300,000. Ms. Bisson's annual base salary was increased to $375,000 on February 1, 2024. Ms. Bisson's annual base salary was decreased to $150,000 on June 17, 2024 upon transitioning from Chief Executive Officer to Vice Chair.

(5)	Mr. Schwartz took a voluntary pay reduction as follows: $50,000 effective April 2025 (fiscal year 2026), which will result in Mr. Schwartz' annual salary being $50,000 on a go-forward basis.

(6)	Mr. Toth took voluntary pay reductions as follows: $50,000 in fiscal year 2025 and $87,500 effective April 2025 (fiscal year 2026), which will result in Mr. Toth's annual salary being $50,000 on a go-forward basis.

(7)

Mr. Smith joined the Company on July 24, 2023. For fiscal year 2024, Mr. Smith’s annual base salary was $225,000. For fiscal year 2025, Mr. Smith's base salary was increased to $285,000 on February 1, 2024. In June 2024, Mr. Smith received a retroactive salary payment of $20,000. This payment covered the period February 1, 2024 through May 31, 2024. As such, $10,000 applied to fiscal year 2024 and $10,000 applied to fiscal year 2025.

(8)	Mr. Klemp took voluntary pay reductions as follows: $50,000 in fiscal year 2025 and $100,000 effective April 2025 (fiscal year 2026), which will result in Mr. Klemp's annual salary being $50,000 on a go-forward basis.

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

Pursuant to the agreement, Ms. Bisson was granted a ten-year option to purchase 46,680 shares of our common stock at an exercise price of $40.00 per share. The option vests in 48 equal installments (or 973 shares each installment) on each of the succeeding forty-eight monthly anniversary dates of the execution of the employment agreement, provided Ms. Bisson is either CEO or a member of the Board of Directors on such vesting date. In the event of a “change of control” or the termination of the prior agreement by us without “cause” or by Ms. Bisson for “good reason,” all of the unvested options shall immediately vest. Commencing with the first full compensation year subsequent to the completion of this offering, Ms. Bisson will be eligible to receive annual option grants as determined by the Compensation Committee of the Board of Directors, based on criteria established by the Compensation Committee. The number of shares underlying the target annual option grant for the initial grant after the completion of the IPO was to be equal to $300,000 divided by the Black-Scholes value per share of our common stock on the date of grant. In the event Ms. Bisson’s agreement is terminated without “cause” or by Ms. Bisson for “good reason” within three months prior to or twelve months after of a “change of control”, all of the unvested options shall immediately vest.

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

Pursuant to the agreement, Mr. Smith was granted a ten-year option to purchase 21,250 shares of our common stock at an exercise price of $40.00 per share. The option vests vest in four equal annual installments (or 5,313 shares each installment) on each of the succeeding four anniversary dates of the execution of the employment agreement, provided Mr. Smith is CFO on such vesting date. In the event of a “change of control” or the termination of the agreement by us without “cause” or by Mr. Smith for “good reason,” all of the unvested options shall immediately vest. Commencing with the fiscal year ended March 31, 2025, Mr. Smith will be eligible to receive annual option grants as determined by the Compensation Committee of the Board of Directors, based on criteria established by the Compensation Committee.

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

Other Agreements

In January 2022, we entered into an at-will employment letter with Dr. Schwartz to serve as our acting Chief Executive Officer on a part-time basis comprising 25% of his working time until we identified a full-time Chief Executive Officer, at which time Dr. Schwartz would become our Chief Medical Officer. Pursuant to the letter, we agreed to pay Dr. Schwartz a base salary of $100,000 per year, and to pay Dr. Schwartz an annual incentive cash bonus of up to 35% of his base salary subject to the achievement of agreed upon goals and objectives and the approved of our Board of Directors or Compensation Committee. In connection with the employment letter, we issued Dr. Schwartz a grant of 20,000 shares of our common stock. Upon the appointment of Ms. Bisson as Chief Executive Officer, Dr. Schwartz agreed to serve as our Chief Medical Officer on a part-time basis comprising 25% of his working time.

Effective January 2022, we entered into an amended and restated consulting agreement with Mr. Toth to provide services to us on a part-time basis comprising 25% of his working time. Pursuant to the consulting agreement, we agreed to pay Mr. Toth a base salary of $187,500 per year commencing in June 2022. In connection with the consulting agreement, we issued Mr. Toth a stock grant of 77,500 shares of common stock. The consulting agreement may be terminated by either party on 30 days’ notice.

In January 2022, we entered into a director offer letter with Mr. Klemp to serve as our Executive Chairman. Pursuant to the letter, we agreed to pay Mr. Klemp annual board fees of $200,000 per year. In connection with Mr. Klemp’s appointment to the Board, we issued Mr. Klemp a stock grant of 144,5000 shares of common stock.

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

Annual Base Salary

For the 2025 fiscal year, the annual base salaries for Ms. Bisson, Dr. Schwartz, Mr. Toth, Mr. Smith, Mr. Klemp and Mr. Hauser were $375,000, $100,000, $137,500, $285,000 and $450,000, respectively. Upon Ms. Bisson's change in responsibilities in June 2024, her annual base salary was reduced to $150,000. For the 2026 fiscal year, the base salaries for Ms. Bisson, Dr. Schwartz, Mr. Toth, Mr. Smith, Mr. Klemp and Mr. Hauser will be $150,000, $50,000, $50,000, $296,400, $50,000 and $468,000, respectively.

Annual Bonus and Non-Equity Incentive Plan Compensation.

We seek to motivate and reward our executives for achievements relative to our corporate goals and objectives, and with respect to their respective individual goals, for each fiscal year. For the last fiscal year, the target bonus for Ms. Bisson, Dr. Schwartz, Mr. Toth, Mr. Smith, Mr. Klemp and Mr. Hauser were 50%, 35%, 0%, 40%, 0% and 60%, respectively, of their base salary. For the 2026 fiscal year, the target bonus each year for Ms. Bisson, Dr. Schwartz, Mr. Toth, Mr. Smith, Mr. Klemp and Mr. Hauser are 50%, 35%, 0%, 40%, 0%, and 60% respectively, of their base salary.

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

For the last fiscal year, bonuses were awarded based on our achievement of specified corporate goals, including securing strategic partnerships, progress on our pivotal trial, completion of financings and completion of the ongoing clinical proof of concept trial. These corporate goals accounted for 100% of our base line bonuses. In addition, our Compensation Committee specified a series of "stretch goals," that, if achieved, would result in an additional 20%. Based on the level of achievement, our Compensation Committee awarded Ms. Bisson, Dr. Schwartz, Mr. Smith and Mr. Hauser 95%, respectively, of their potential bonuses for the year. These actual bonus amounts are reflected in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table above.

For the 2026 fiscal year, bonuses will be awarded based on our achievement of specified corporate goals, including securing strategic partnerships, progress on our pivotal trial, completion of financings, design lock for catheter and completion of the second phase of the clinical proof of concept trial. These corporate goals account for 100% of our base line bonuses. In addition, our Compensation Committee specified a series of “stretch goals,” that, if achieved, would result in an additional 20%.

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

As of July 25, 2025, no equity grants for Ms. Bisson, Mr. Smith, Mr. Klemp and Mr. Hauser have been granted for fiscal year 2026. The final determination for any equity grants remain at the discretion of the Compensation Committee.

Equity Awards

The following table sets forth certain information concerning our outstanding equity awards for our named executive officers at March 31, 2025.

Outstanding Equity Awards At Fiscal Year-End

		Option Awards
Name and Principal Position	Grant Date of Equity Award	Number of Securities Underlying Unexercised Options ( # ) Exercisable (1)	Number of Securities Underlying Unexercised Options ( # ) Unexercisable (1)	Option Exercise Price ( $ )	Option Expiration Date

Brad Hauser - Chief Executive Officer	06/17/24	-	45,000	27.00	06/17/34

Lori Bisson - Vice Chair	06/21/24	-	18,862	26.56	06/21/34
	06/30/23	20,423	26,257	40.00	06/30/33

Dr. Robert Schwartz, Chief Medical Officer	06/21/24	-	13,159	26.56	06/21/34

Landy Toth - Chief Technology Officer	06/21/24	-	8,773	26.56	06/21/34

Trent Smith - Chief Financial Officer	06/21/24	-	11,405	26.56	06/21/34
	07/24/23	5,313	15,937	40.00	07/24/33

Walter Klemp - Executive Chairman	06/21/24	-	8,773	26.56	06/21/34

(1)       The shares underlying the options granted on June 30, 2023 for Ms. Bisson vest in equal monthly installments over a four-year period (i.e., 1/48th of each grant vests each month on the anniversary of the grant date). The shares underlying the options granted on July 21, 2023 for Mr. Smith vest in annual installments over a four-year period (i.e., one-quarter of each grant vests on the first, second, third and fourth anniversary of the grant date), subject to continued service with us through each applicable vesting date. The shares underlying the options granted on June 21, 2024 vest in annual installments over a four-year period (i.e., one-quarter of each grant vests on the first, second, third and fourth anniversary of the grant date), subject to continued service with us through each applicable vesting date.

Director Compensation

Commencing upon the closing of our IPO in January 2024, our non-employee directors began to receive annual compensation of $50,000. In May 2024, the Board of Directors approved an updated non-employee director compensation plan, pursuant to which upon the initial appointment (or election) of an non-employee director to the Board, the non-employee director shall be issued a 10-year option to purchase 3,750 shares of the Company’s common stock, under the 2023 Stock Plan, that will vest in three equal annual installments over a three-year period. In addition, on the date of our annual meeting, each non-employee director that is re-elected at the Annual Shareholder Meeting will be issued a 10-year option to purchase 2,500 shares of the Company’s common stock, under the 2023 Stock Plan that will vest quarterly over a one-year period. In addition, each non-employee director will receive an annual compensation of $40,000 and special service pay amounts based on service for committee responsibilities as follows: Audit Committee Chair - $15,000; Compensation Committee Chair - $10,000; and Nominating and Governance Chair - $7,500. Each non-chair committee member will also received the following compensations: Audit Committee member - $7,500; Compensation Committee member - $5,000; and Nominating and Governance Committee member - $3,750.

The following table sets forth the total compensation earned by our non-employee directors in fiscal 2025. Mr. Klemp’s compensation is fully reflected in the “Summary Compensation Table” above:

Name	Year	Fees earned or paid in cash ( $ )	Option awards ( $ ) (1)	Total ( $ )

Jonathan P. Foster	2025	68,750	$-	68,750

David Robins	2025	60,000	$-	60,000

Christopher Capelli	2025	56,250	$-	56,250

(1)         Represents the full grant date fair value of the option award our board approved and granted to each non-employee director, calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the director. For a summary of the assumptions made in the valuation of the awards, please see Note 4 to our financial statements as of and for the period ended March 31, 2025 included in the Annual Report on Form 10-K filed with the SEC on May 29, 2025. As of March 31, 2025, the aggregate number of shares outstanding under all options to purchase our common stock held by our non-employee directors were: Mr. Capelli – 3,750 shares.

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

Risks from Compensation Policies and Practices

Our Compensation Committee reviews our compensation policies and practices to determine areas of potential risks and the actions we have taken, or should take, to mitigate any such identified risks. Based on the Compensation Committee’s review of our compensation policies and practices, we do not believe that any risks relating to our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on our business.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of June 30, 2025, regarding beneficial ownership of our common stock by:

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

	As of June 30, 2025
	Shares beneficially owned (1)		Percent of Class
Name of Beneficial Owner
Executive officers and directors:

Brad Hauser	11,250		*
Lori Bisson	32,779		*
Dr. Robert Schwartz	39,055		*
Landy Toth	103,508		2.6%
Walter Klemp	152,943		3.8%
Jonathan P. Foster	36,563		*
Christopher Capelli	3,750		*
David Robins	26,582	(2)	*
Trent Smith	11,914		*

All Executive Officers and Directors as a group (9 persons)	418,343		10.2%

*Less than 1%

(1)       Consists of shares of common stock underlying options and convertible notes to purchase common stock that vest within 60 days of June 30, 2025.

(2)       Includes a portion of 80,000 warrants to purchase shares of the Company’s common stock that was held by Impulse Medical, Inc., in which Mr. Robins owns 19.5% through Portsmouth Therapeutics, Inc., an entity in which Mr. Robins also owns a 33.33% interest. The shares underlying the warrants are subject to a lockup agreement for a period of six months after the closing of the Company’s IPO with respect to 12.5% of the shares issued and twelve months after the closing of the Company’s IPO for the remainder of the shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at March 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights ( a )	Weighted-average exercise price of outstanding options, warrants and rights ( b )	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) ( c )

Equity compensation plans approved by security holders (1)	171,483	$38.91	75,633

Equity compensation plans not approved by security holders (2)	75,988	$22.48	-

(1) Represents shares of common stock issuable upon exercise of outstanding stock options under our current 2023 Stock Plan.

(2) Consists of warrants issued for services.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

In December 2021, we granted a company affiliated with certain early investors in the Company a license to our technology for use in the field of cardiology. In July 2023, we entered into a termination agreement for the license agreement in exchange for the issuance, upon the closing of our IPO, of a warrant to purchase 80,000 shares of our common stock at an exercise price of $0.02 per share. One of our directors, David Robins, holds a 19.5% interest in the company receiving the warrant.

In September 2023, we commenced a private placement for up to $2.0 million in principal amount of convertible notes with a maturity date of December 31, 2025. For each dollar in principal amount of convertible notes purchased, we issued a warrant to purchase 0.0125 shares of our common stock, with an exercise price of $20.00 per share. On the closing of our IPO, the principal amount of the convertible notes converted into our common stock at a conversion price of $40.00 per share. Subsequent to September 30, 2023, members of the Company’s management, Board of Directors and an immediate family member of the Company’s management, collectively purchased $500,000 ($400,000 (for management and members of the Board of Directors) and $100,000 (for the immediate family member of the Company's management, respectively) in principal amount of convertible notes in the private placement.

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

Item 14.         Principal Accounting Fees and Services

Aggregate fees for professional services rendered by the independent registered public accounting firm Forvis Mazars, LLP (PCAOB Firm ID No. 686) for their services for the fiscal years ended March 31, 2025 and 2024, respectively, were as follows:

	2025	2024
Audit fees	$505,386	$221,550
Audit-related fees	-	-
Tax fees	61,110	6,825
All other fees	-	-

Total	$566,496	$228,375

Audit Fees

Audit fees represent the aggregate fees billed for professional services rendered by our independent accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports, comfort and consent procedures for registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

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

3.        Exhibits

Exhibit Index

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc. (incorporated by reference from exhibit 2.1 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc., filed with the Secretary of State of the State of Delaware (incorporated by reference from exhibit 3.1 of the Form 8-K filed October 28, 2024)

3.3	Amended and Restated Bylaws of Autonomix Medical, Inc. (incorporated by reference from exhibit 2.2 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

4.1	Form of Warrant Agreement issued in SAFE offering (incorporated by reference from exhibit 3.1 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

4.2	Form of Selling Agent Warrant (incorporated by reference from exhibit 3.2 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

4.3	Form of Pre-Funded Warrant issued in November 2024 offering (incorporated by reference from exhibit 4.1 of the Form 8-K filed November 25, 2024)

4.4	Form of Series A Warrant issued in November 2024 offering (incorporated by reference from exhibit 4.2 of the Form 8-K filed November 25, 2024)

4.5	Form of Representative’s Warrant issued in November 2024 offering (incorporated by reference from exhibit 4.4 of the Form 8-K filed November 25, 2024)

4.6	Warrant Agency Agreement, dated November 22, 2024, with Equity Stock Transfer, LLC (incorporated by reference from exhibit 4.3 of the Form 8-K filed November 25, 2024)

4.7	Description of the Company's Securities (incorporated by reference from exhibit 4.7 of the Form 10-K filed May 29, 2025)

10.1**	Employment Letter dated January 4, 2022 between the Company and Robert Schwartz (incorporated by reference from exhibit 6.1 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.2**	Amended and Restated Consulting Agreement effective January 4, 2022 between the Company and Landy Toth (incorporated by reference from exhibit 6.2 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.3**	Employment Agreement between the Company and Lori Bisson dated June 30, 2023 (incorporated by reference from exhibit 6.3 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.4**	Employment Agreement between the Company and Trent Smith dated July 24, 2023 (incorporated by reference from exhibit 6.4 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.5**	Autonomix Medical, Inc. 2023 Stock Plan, as amended and restated (incorporated by reference from exhibit 6.5 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.6	Form of Indemnification Agreement with Executive Officers and Directors of the Company (incorporated by reference from exhibit 6.6 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.7	Form of Lock-Up Agreement to be entered into between the Company and its officers and directors (incorporated by reference from exhibit 6.7 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.8+	Exclusive License Agreement dated December 21, 2021 between Autonomix Medical, Inc. and Impulse Medical, Inc. (incorporated by reference from exhibit 6.8 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.9	Exclusive License Termination Agreement dated July 7, 2023 between Autonomix Medical, Inc. and Impulse Medical, Inc. (incorporated by reference from exhibit 6.9 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.10**	Employment Agreement between Brad Hauser and Autonomix Medical, Inc. dated June 17, 2024. (incorporated by reference from exhibit 10.1 of the Form 8-K filed June 17, 2024)

10.11**	Employment Agreement between Lori Bisson and Autonomix Medical, Inc. dated June 17, 2024. (incorporated by reference from exhibit 10.2 of the Form 8-K filed June 17, 2024)

10.12	License Agreement between Autonomix Medical, Inc. and RF Innovations, Inc. (incorporated by reference from exhibit 10.1 of the Form 8-K filed July 15, 2024)

10.13**	Non-Employee Director Compensation Plan (incorporated by reference from exhibit 10.2 of the Form 10-Q filed November 8, 2024)

10.14	Underwriting Agreement, dated November 22, 2024, with Ladenburg Thalmann & Co. Inc. (incorporated by reference from exhibit 1.1 of the Form 8-K filed November 25, 2024)

10.15	At Market Issuance Sales Agreement, dated February 28, 2025, by and between Autonomix Medical, Inc. and Ladenburg Thalmann & Co. Inc. (incorporated by reference from exhibit 1.1 of the Form 8-K filed February 28, 2025)

19	Autonomix Medical, Inc. Insider Trading Policy (incorporated by reference from exhibit 19 of the Form 10-K filed May 29, 2025)

23.1	Consent of Forvis Mazars, LLP (incorporated by reference from exhibit 23.1 of the Form 10-K filed May 29, 2025)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (incorporated by reference from exhibit 31.1 of the Form 10-K filed May 29, 2025)

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (incorporated by reference from exhibit 31.2 of the Form 10-K filed May 29, 2025)

31.3*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.4*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from exhibit 32.1 of the Form 10-K filed May 29, 2025)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(incorporated by reference from exhibit 32.2 of the Form 10-K filed May 29, 2025)

97	Autonomix Medical, Inc. Restatement Recoupment Policy (incorporated by reference from exhibit 97 of the Form 10-K filed May 31, 2024)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Denotes a management contract or compensatory plan or arrangement.

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

AUTONOMIX MEDICAL, INC.

Date: July 28, 2025	By:	/s/ BRAD HAUSER
Brad Hauser Chief Executive Officer and President (Principal Executive Officer)

Date: July 28, 2025	/s/ TRENT SMITH
Trent Smith Chief Financial Officer (Principal Financial and Accounting Officer)