Form 10-Q
period 2025-06-30
Autonomix Medical, Inc.
filed 2025-08-13
CIK 1617867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the Company's outstanding common stock as of August 5, 2025 was 5,145,697.

Autonomix Medical, Inc.

Index to Unaudited Condensed Financial Statements

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Autonomix Medical, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except par value and share data)	As of
	June 30,	March 31,
	2025	2025

Assets
Current assets:
Cash and cash equivalents	$8,589	$9,136
Other current assets	389	473
Total current assets	8,978	9,609
Long term assets:
Fixed assets, net	19	21
Deferred offering costs	-	176
Total long term assets	19	197

Total Assets	$8,997	$9,806

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$815	$676
Accrued expenses	1,150	1,031
Total current liabilities	1,965	1,707

Total Liabilities	$1,965	$1,707

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and March 31, 2025, respectively	$-	$-
Common stock, $0.001 par value, 500,000,000 shares authorized, 4,022,625 and 2,497,033 shares issued and outstanding as of June 30, 2025 and March 31, 2025, respectively	4	2
Additional paid-in capital	60,744	58,476
Accumulated deficit	(53,716)	(50,379)
Total Stockholders' Equity	7,032	8,099

Total Liabilities and Stockholders' Equity	$8,997	$9,806

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	June 30,
(in thousands, except share and per share data)	2025	2024

Operating expenses:
Research and development	$1,593	$954
General and administrative	1,828	1,799

Total operating expenses	3,421	2,753

Loss from operations	(3,421)	(2,753)

Other income (expense):
Interest expense	-	(41)
Interest income	84	95

Total other income (expense)	84	54

Loss before income taxes	(3,337)	(2,699)

Income taxes	-	-

Net loss	$(3,337)	$(2,699)

Loss per share - basic and diluted	$(1.07)	$(2.20)

Weighted average shares outstanding - basic and diluted	3,105,156	1,225,423

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Changes in Stockholders' Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
(in thousands)	Shares	Amount	Capital	Deficit	Equity

Balance March 31, 2024	943	$1	$46,596	$(38,969)	$7,628

Net loss	-	-	-	(2,699)	(2,699)
Stock-based compensation	-	-	360	-	360
Issuance of common stock - warrants exercised	20	-	-	-	-

Balance June 30, 2024	963	1	46,956	(41,668)	5,289

Balance March 31, 2025	2,497	2	58,476	(50,379)	8,099

Net loss	-	-	-	(3,337)	(3,337)
Stock-based compensation	-	-	388	-	388
Issuance of common stock, net of offering costs	1,304	2	1,880	-	1,882
Issuance of common stock - warrants exercised	222	-	-	-	-

Balance June 30, 2025	4,023	4	60,744	(53,716)	7,032

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
(in thousands)	2025	2024

Cash Flows from Operating Activities:
Net loss	$(3,337)	$(2,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	388	360
Depreciation and amortization expense	3	43
Changes in operating assets - decrease:
Other current assets	84	458
Changes in operating liabilities - (decrease)/increase:
Accounts payable	140	(205)
Accrued expenses	118	191
Net cash used in operating activities	(2,604)	(1,852)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(5)
Net cash used in investing activities	-	(5)

Cash Flows from Financing Activities:
Issuance of common stock	2,121	-
Direct financing costs from issuance of common stock	(64)	-
Net cash provided by financing activities	2,057	-

Net increase in cash and cash equivalents	(547)	(1,857)

Cash and cash equivalents, at beginning of period	9,136	8,608

Cash and cash equivalents, at end of period	$8,589	$6,751

Supplemental cash flow disclosures:
Non-cash financing activities:
Recognition of deferred financing costs associated with issuance of common stock	$(176)	$-
Proceeds from cashless exercise of warrants	$-	$4

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

Reverse Stock Split

The Company held its annual meeting of stockholders (the "Annual Meeting") on October 17, 2024. In that Annual Meeting, stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation (the "Amendment”) to effect the reverse stock split at a ratio in the range of 1-for-2 to 1-for-50, with such ratio to be determined in the discretion of the Company’s Board of Directors (the "Board") and with such reverse stock split to be effected at such time and date, if at all, as determined by the Company’s Board in its sole discretion prior to the one-year anniversary of the Annual Meeting.

Pursuant to such authority granted by the Company’s stockholders, the Company’s Board approved a one-for- twenty ( 1:20) reverse stock split (the "Reverse Stock Split”) of the Company’s common stock and the filing of the Amendment to effectuate the Reverse Stock Split. The Amendment was filed with the Secretary of State of the State of Delaware and the Reverse Stock Split became effective in accordance with the terms of the Amendment at 11:59 p.m. Eastern Time on October 24, 2024 (the "Effective Time”), and the Company’s common stock opened for trading on The Nasdaq Capital Market on October 25, 2024 on a post-split basis, under the existing ticker symbol "AMIX” but with a new CUSIP number 05330T205. The Amendment provides that, at the Effective Time, every twenty shares of the Company’s issued and outstanding common stock was automatically combined into one issued and outstanding share of common stock, without any change in par value per share, which will remain $0.001.

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

No fractional shares were issued as a result of the Reverse Stock Split. Any stockholder who would have been entitled to receive a fractional share as a result of the process was entitled to the rounding up of the fractional share to the nearest whole number. See "Fractional Shares" in Note 4 for further disclosure regarding fractional shares.

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

On February 28, 2025, the Company entered into an At Market Issuances Sales Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Agent”). Pursuant to the terms of the ATM Agreement, The Company may sell from time to time through the Agent, as sales agent or principal, shares of its common stock with an initial aggregate sales price of up to $2.1 million (the “Shares”). As of June 30, 2025, the Company sold 1,304,260 Shares pursuant to the ATM Agreement for net proceeds of approximately $2.1 million.

On November 22, 2024, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc., as representative of the several underwriters, if any, named on Schedule I of the Underwriting Agreement (the “Underwriters”), in connection with a firm commitment underwritten public offering (the “Offering”) of: (i) 458,691 common units (the “Common Units”), each Common Unit consisting of one share of Company common stock and one series A warrant to purchase one share of common stock (the “Series A Warrants”); and (ii) 917,596 pre-funded units (the “Pre-Funded Units”) and together with the Common Units, the "Units", each Pre-Funded Unit consisting of one pre-funded warrant to purchase one share of common stock (the “Pre-Funded Warrant”) and one Series A Warrant. The purchase price of each Common Unit was $6.540, and the purchase price of each Pre-Funded Unit was $6.539. In addition, the Company granted the Underwriters a 45-day option to purchase an additional 206,422 shares of common stock, and/or an additional 206,422 Series A Warrants, solely to cover over-allotments, if any. The Pre-Funded Warrants have an exercise price of $0.001 per share, are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Series A Warrants have an exercise price of $6.540 per share, are immediately exercisable and may be exercised at any time until the five-year anniversary of the date of issuance. Both the Pre-Funded Warrants and the Series A Warrants are subject to a beneficial ownership limitation of 4.99%. The Pre-Funded Warrants and Series A Warrants were issued pursuant to a warrant agency agreement between the Company and Equity Stock Transfer, LLC (the “Warrant Agency Agreement”). The Offering closed on November 25, 2024. On November 22, 2024, the Underwriters partially exercised their over-allotment option with respect to 156,809 shares of common stock and 156,809 Series A Warrants. The aggregate gross proceeds to the Company, including the partial exercise of the over-allotment option, were approximately $10.0 million, before deducting underwriting discounts and other expenses by the Company of $1.5 million, including $0.5 million of non-cash expenses. The net cash proceeds to the Company were approximately $9.0 million. See Note 6 - Subsequent Events for additional information regarding events occurring after June 30, 2025.

For the  three months ended June 30, 2025 and 2024, the Company incurred net losses of $ 3.3 million and $ 2.7 million, respectively, and had net cash flows used in operating activities of $ 2.6 million and $ 1.9 million, respectively. The Company had no revenues for the three months ended June 30, 2025 and 2024, respectively, and an accumulated deficit of $ 53.7 million, working capital of $ 7.0 million and cash of $ 8.6 million as of June 30, 2025. The Company does not expect to generate positive cash flows from operating activities in the near future.

The Company estimates its current cash resources are sufficient to fund its operations into but not beyond the second calendar quarter of 2026. The Company recognizes it will need to raise additional capital to continue to execute its business plan, including obtaining regulatory clearance for its products currently under development and commercializing and generating revenues from products under development. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. A failure to raise sufficient capital, generate sufficient product revenues, control expenditures and regulatory matters, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives. If the Company is unable to raise sufficient additional funds, it will have to scale back its operations.

These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying condensed financial statements have been prepared on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The accompanying condensed interim financial statements are unaudited. These unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The Company’s fiscal year end is March 31st. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended March 31, 2025 as found in the Annual Report in the Company's Form 10-K filed with the SEC on May 29, 2025. In the opinion of management, the unaudited condensed interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position, results of operations and cash flows for the quarterly and year-to-date periods, as applicable. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The March 31, 2025 audited condensed balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

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

Offering and Financing Costs

Offering costs consist of professional costs incurred through the balance sheet date that are direct and incremental related to the Company’s equity financing activities. Specifically, offering costs were incurred during the Company’s initial public offering ("IPO"), Offering from November 2024 and ATM Agreement. The Company includes offering costs in additional paid-in capital, to the extent there is sufficient cash proceeds, upon completion of the sale of equity. Costs associated with salaries and other period costs are expensed as incurred.

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

Convertible Notes

For the period ended March 31, 2025, the Company evaluated embedded redemption, conversion and other features within its debt to determine whether any embedded features should be bifurcated from the host instrument and accounted for as a derivative at fair value, with changes in fair value recorded in the condensed statements of operations. The Company’s debt was carried on the condensed balance sheets on a historical cost basis, net of unamortized discounts and premiums, because the Company did not elect the fair value option of accounting. Costs associated with acquiring debt, including detachable warrants issued in connection with the financing, were capitalized as a debt discount. The debt discount was presented in the condensed balance sheets, in prior year periods, as a direct deduction from the carrying amount of the debt liability. The costs were amortized over the estimated contractual life of the related debt instrument using the effective interest method and were included in interest expense in the condensed statements of operations.

In addition, since the instruments included a substantive conversion feature as of time of issuance, the issuance of equity securities to settle the outstanding notes with the conversion were accounted for as a contractual conversion with no gain or loss recognized related to the equity securities issued to settle the instrument. See Note 2 - Convertible Notes Payable for additional information.

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

The Company did not have any assets or liabilities measured at fair value as of June 30, 2025 and March 31, 2025.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of reported assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of June 30, 2025 and March 31, 2025 the Company determined a full valuation allowance was required to offset its deferred tax assets as a result of recurring operating losses.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740-10 which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on its tax return. The Company evaluates and records any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon examination and ultimate settlement with the tax authorities in the tax jurisdictions in which it operates. As of June 30, 2025 and March 31, 2025 the Company had no uncertain tax positions.

The Company does not expect to pay any significant federal, state, or foreign income taxes in its fiscal year 2026 (ending March 31, 2026) as a result of the losses recorded during the three months ended June 30, 2025 and the additional losses expected for the remainder of its fiscal year 2026 and cumulative net operating loss carryforwards. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

The Company recorded no income tax provision for the three months ended June 30, 2025 and 2024, respectively. The effective tax rate for the three months ended June 30, 2025 and 2024 is zero. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

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

For the three months ended June 30, 2025 and 2024, dilutive securities that were not included in the calculations of the loss per common share because they would be anti-dilutive included the following:

	June 30,
		2024
	2025	(as revised)

Equity based warrants to purchase common shares	87,531	4,334
Convertible Notes - common shares (1)	-	33,250
Convertible Notes - equity-based warrants to purchase common shares	25,003	25,003
Stock options granted under Company's incentive plan	248,483	216,483
Series A Warrants	1,533,096	-
Representative Warrants	91,985	-

Total potentially dilutive securities	1,986,098	279,070

(1) Shares for the convertible note proceeds received

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising

It is the Company's policy to expense advertising costs as incurred. Advertising expenses are included within general and administrative expenses within the statement of operations. For the three months ended June 30, 2025 and 2024, the Company recorded $0 and less than $0.1 million, respectively, of advertising expenses.

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

As such, the CODM primarily evaluates performance of the Company using various financial metrics, including the combined net income (loss) from operations, also shown on the Statements of Operations, forecasted cash expenditures and existing and forecasted cash balances. These financial metrics are used by the CODM to make key operating decisions, such as the assessment of segment performance and allocation of resources. All of the Company's assets are located in the United States. The significant expense categories within net loss from operations that the CODM regularly reviews are expenses related to research and development, general and administrative, and depreciation and amortization. The significant expense categories and subcategories are reported on the Statements of Operations. Other expenses included in the Company’s net loss include other income (expense), interest income, net, and any additional non-operating expenses that are reported on the Statements of Operations.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for the Company’s fiscal years beginning after December 15, 2024. The Company is currently evaluating the new guidance to determine the impact it  may have on its financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance and allocate resources. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods for fiscal years beginning after December 15, 2024, on a retrospective basis. There was no material impact upon the adoption of ASU 2023-07 on the Company's interim disclosures.

There are no other effective pronouncements, or pronouncements issued but not yet effective, if adopted, that would have a material effect on the accompanying financial statements.

Correction of an Immaterial Error in the Prior Period Financial Statements

During the three months ended December 31, 2024, the Company determined that previously filed quarterly and annual financial statements had an immaterial earnings per share error resulting from the exclusion of certain unexercised equity based warrants to purchase common shares that had an exercise price of approximately $0.01 or less from the basic earnings per share calculations in accordance with ASC 260-10-45-13. As a result, the prior year earnings per share calculations have been revised for consistency with the current year presentation. The Company assessed the materiality of this change in presentation on prior period financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “ Materiality,” ( ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that this error correction in its  Statements of Operations and Note 1 – Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies (Loss Per Common Share) is not material to any previously presented financial statements based upon overall considerations of both quantitative and qualitative factors. The corrections had no impact in the comparative period Balance Sheet, Statements of Cash Flows, or Statement of Changes in Stockholders’ Equity. Further, the immaterial correction did not result in a change in operating losses or net loss in the Statement of Operations and the effects of including unexercised warrants in the earnings per share calculation have an antidilutive effect reducing the net loss per share amount. Accordingly, the Company corrected the previously reported earnings per share calculation for the three months ended June 30, 2024 in this Quarterly Report on Form 10-Q.

A summary of the impact of the Company’s Reverse Stock Split and immaterial corrections reflecting the prior period impact to the Company’s Statement of Operations and earnings per share are shown below:

	Three Months Ended June 30, 2024
	Originally Filed	Adjusted for 1-for-20 Reverse Stock Split	Correction	As Revised

Net Loss (in thousands)	$(2,699)	$-	$-	$(2,699)
Loss per share - basic and diluted	$(0.14)	$(2.85)	$0.65	$(2.20)
Weighted average shares outstanding - basic and diluted	18,902,248	945,382	280,041	1,225,423

A summary of the impact of the Company’s Reverse Stock Split and immaterial corrections reflecting the prior period impact are shown below:

	Three Months Ended June 30, 2024
	Originally Filed	Adjusted for 1-for-20 Reverse Stock Split	Correction	As Revised

Equity based warrants to purchase common shares	5,344,569	267,231	(262,897)	4,334
Convertible Notes - common shares	665,000	33,250	-	33,250
Convertible Notes - equity-based warrants to purchase common shares	500,000	25,003	-	25,003
Stock options granted under Company's incentive plan	4,329,579	216,483	-	216,483
Total potentially dilutive securities	10,839,148	541,967	(262,897)	279,070

Note 2 – Convertible Notes Payable

On September 9, 2023, the Company's Board authorized an offering of up to $2.0 million in unsecured, non-interest bearing convertible promissory notes (the “Notes”) and accompanying warrants (the “Bridge Financing Warrants”) (collectively, the “Bridge Offering”) that mature on December 31, 2025. The Notes provided that, on the closing date of the IPO, the outstanding principal would be automatically converted into common stock at the conversion price of $40.00. Each dollar in principal amount of Notes purchased were accompanied by a five-year Bridge Financing Warrant to purchase approximately 0.0125 shares of Common stock with an exercise price of $20.00 per share. The Company records the Bridge Financing Warrants as a discount to the Notes.

The Bridge Financing Warrants can be exercised from the date of Notes issuance through the five-year anniversary of the issuance of the Notes. The Note holders are not permitted to convert their Notes when the holders or any of their affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion.

The Company received proceeds of $2.0 million of Notes from the Bridge Offering. The Company’s effective interest rate for the Notes was 15.3% due to the amortization of the discount stemming from the issuance of the Bridge Financing Warrants. On January 26, 2024, the Company consummated its initial public offering (“IPO”). In connection with the closing of the IPO, a portion of the Notes were converted into 16,750 shares of common stock. Upon the closing of the IPO, certain Notes that were to be automatically converted according to their terms into common stock were not converted due to restrictions on the holders of the Notes or any of their affiliates beneficially owning in excess of 4.99% of the Company's common stock after such conversion. The remaining portion of the Notes was converted into 33,250 shares of common stock on March 28, 2025.

Warrants - Convertible Promissory Notes

During September to December 2023, the Company issued the Notes with the detachable Bridge Financing Warrants. The Company utilized a Monte Carlo simulation model to determine the fair value of each Bridge Offering Warrant. The key inputs to the Monte Carlo simulation used to determine the fair value of each warrant include, the Company’s stock price fair value which was determined through a back solve calculation such that the stock price results in the average total value of the Notes and the Bridge Offering Warrants being equal to the cash proceeds received, volatility based on a selection of publicly held peer companies of 101.88%, expected term of 5 years, risk free rate of 4.40%, discount rate of 20.00% and a discount for lack of marketability of 15.77%.

During the three months ended June 30, 2025 and 2024, the Company recorded $0 and less than $0.1 million, respectively, in interest expense related to the amortization of the debt discount.

The following table presents a summary of activity for the warrants issued in connection with the Company’s Notes:

		Weighted-Average
		Exercise Price
	Warrants	Per Share

Outstanding and exercisable, March 31, 2025	25,003	$20.00
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Expired	-	-
Outstanding, June 30, 2025	25,003	$20.00

Exercisable, June 30, 2025	25,003	$20.00

Note 3 – Equity

On November 29, 2023, the Company’s Board and applicable shareholders approved to amend and restate the Company’s certificate of incorporation and increased the authorized shares to 500,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.001 per share. The specific rights of the preferred stock shall be determined by the Board.

Preferred Stock

As of June 30, 2025, the Company had no shares of preferred stock outstanding.

Restricted Stock

On February 15, 2024, the Company issued 1,750 restricted shares of common stock to the Company's marketing consultant at the closing price of $76.00 of the Company's common stock. The total value of these shares is $133,000. These shares vested monthly over a 12-month period beginning on the issue date.

	Three Months Ended June 30,
	2025	2024
Recognized in general and administrative expense	$—	$33,250

Total	$—	$33,250

As of June 30, 2025, there was $0 of unrecognized stock-based compensation expense related to Restricted Stock.

Common Stock

On February 28, 2025, the Company entered into an ATM Agreement. Pursuant to the terms of the Agreement, the Company was permitted to sell from time to time shares of Company’s common stock, with an initial aggregate sales price of up to $2.1 million. As of June 30, 2025, the Company sold 1,304,260 shares pursuant to the ATM Agreement for net proceeds of approximately $2.1 million.

Stock Plan and Stock Options

In June 2023, the Company adopted, and the Company’s shareholders approved, the Autonomix Medical, Inc. 2023 Stock Plan (the “Plan”). The Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards and stock unit awards to key employees, non-employee directors, and consultants, subject to certain individual threshold limitations. The Plan initially provided for up to 200,000 shares to be issued, subject to adjustments as provided in the Plan. Shares that are surrendered because of forfeiture, expiration, termination, or cancellation are available for re-issuance.

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

The following table summarizes the stock option activity for the three months ended June 30, 2025:

		Weighted-Average
		Exercise Price
	Options	Per Share

Outstanding, March 31, 2025	243,483	$32.72
Granted	5,000	1.85
Exercised	-	-
Forfeited/Cancelled	-	-
Expired	-	-
Outstanding, June 30, 2025	248,483	$32.10

Exercisable, June 30, 2025	69,916	$37.24

The Company’s stock option awards did not automatically adjust for the Reverse Stock Split. However, the Company chose to exercise its rights under the Plan to adjust the exercise price and number of shares exercisable or issuable upon vesting proportionately for the Reverse Stock Split. Based on the analysis performed, the Company does not need to recognize any additional compensation expense as a result of the modification.

During the three months ended June 30, 2025, the Company granted options to purchase 5,000 shares of common stock with a contractual term that vests annually over four years on the anniversary date. The options had an aggregate grant date fair value of $9 thousand that was calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model included the following: (1) fair value of common stock on the measurement date; (2) discount rate ranging of 4.06% based on the daily yield curve rates for U.S. Treasury obligations, (3) expected life of 6.25 years based on the simplified method (vesting plus contractual term divided by two) and (4) expected volatility of 139% based on the historical volatility of comparable companies' stock.

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at June 30, 2025 was $3.9 million. During the three months ended June 30, 2025, the Company recorded stock-based compensation - option expense of $0.3 million in general and administrative expense and less than $0.1 million in research and development expense. During the three months ended June 30, 2024, the Company recorded stock-based compensation - option expense of $0.3 million in general and administrative expense and less than $0.1 million in research and development expense.

License Agreement

On July 10, 2024, the Company entered into a license agreement (the “Agreement”) with RF Innovations, Inc. (“RFI”), a privately held medical technology company, to license products utilizing RFI’s intellectual property related to its Apex 6 Radiofrequency Generator (the “Licensed Products”). The Apex 6 Generator is a United States Food and Drug Administration (“FDA”) cleared ablation technology designed to lesion neural tissue for pain management in the peripheral nervous system. Pursuant to the Agreement, RFI granted us a perpetual non-exclusive worldwide royalty free fully paid license related to the Licensed Products, provided that the license did not include the right to sell certain products to customers for the treatment of spine pain. In connection with the Agreement, the Company issued RFI 12,500 unregistered shares of its common stock as consideration for the license. The Company determined that the fair value of the shares granted was $0.1 million, which represented its stock price on the date of the Agreement less a 25.6% discount for lack of marketability (“DLOM”). The Company concluded a DLOM was appropriate as the shares were subject to an initial lock-up period of six months followed by restrictions that allow for a maximum of 10% of total shares to be sold within a 30-day period. The DLOM effectively reflects the value of an average strike put option relative to the Company's stock price and was calculated based on the Finnerty average put model. The Company concluded that the licensed technology qualified as a research and development expense pursuant to ASC Topic 730, Research and Development, as the Company does not have an alternative future use for the technology and the Company does not have a plan to otherwise monetize the Licensed Products. The Agreement provides RFI the right to terminate the license if we breach any representation, warranty or covenant contained in the Agreement, subject to any relevant cure periods, or if we are subject to a bankruptcy or insolvency event.

Offering Agreement

On November 22, 2024, the Company entered into the Offering, which consisted of: (i) 458,691 Common Units, each Common Unit consisting of one share of common stock and one Series A Warrant to purchase one share of common stock; and (ii) 917,596 Pre-Funded Units, each Pre-Funded Unit consisting of one Pre-Funded Warrant to purchase one share of common stock and one Series A Warrant. The purchase price of each Common Unit was $6.540, and the purchase price of each Pre-Funded Unit was $6.539. In addition, the Company granted the Underwriters a 45-day option to purchase additional 206,422 shares of common stock, and/or additional 206,422 Series A Warrants, solely to cover over-allotments, if any. The Offering closed on November 25, 2024. On November 22, 2024, the Underwriters partially exercised their over-allotment option with respect to 156,809 shares of Common Stock and 156,809 Series A Warrants. The Company received gross proceeds of $10.0 million, before deducting the Underwriter's fees and other offering expenses payable by the Company. Under the terms of the Underwriting Agreement, the Underwriters received an underwriting discount of 8.0% to the public offering price for the Units. The Company also issued to the representative of the Underwriters (the "Representative") Representative's Warrants to purchase up to 91,985 shares of common stock.

The Pre-Funded Warrants have an exercise price of $0.001 per share, are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full, subject to a beneficial ownership limitation of 4.99%. The Series A Warrants have an exercise price of $6.540 per share and may be exercised at any time until the five-year anniversary of the date of issuance, subject to a beneficial ownership limitation of 4.99%. The Pre-Funded Warrants and Series A Warrants were issued pursuant a Warrant Agency Agreement between the Company and Equity Stock Transfer, LLC. The Series A Warrants and the Representative’s Warrants, largely have the same terms and conditions, except the Representative’s Warrants were not exercisable until May 21, 2025 and are subject to a 180-day lock-up prior to being transferable. The Series A Warrants and Representative’s Warrants may, at the option of the holder be settled upon a change of control at the Black-Scholes value, as defined in the agreement. Upon a change of control the holder may receive cash, other assets or shares of the successor entity, depending on the specific nature of the change of control transaction and the settlement options afforded to the holders of common stock. The Company analyzed the Pre-Funded Warrants, the Series A Warrants, and the Representative’s Warrants (collectively the “Offering Warrants”) in accordance with ASC Topic 480, Distinguishing Liabilities from Equity and ASC Topic 815, Derivatives and Hedging. Management concluded that the Offering Warrants meet all the requirements for equity classification. Since the Offering Warrants meet the requirements for equity classification and the Offering represents an arms-length cash transaction, the Common Units and Pre-Funded Units will be recorded in equity based on the proceeds received, net of issuance costs.

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

Equity-Based Stock Warrants

The Company will periodically grant warrants to investors in connection with equity financing or to third-party service providers in exchange for services rendered. The following table summarizes the stock warrant activity for the  three months ended June 30, 2025:

		Weighted-Average
		Exercise Price
	Warrants	Per Share

Outstanding, March 31, 2025	1,934,874	$5.8860
Granted	-	-
Exercised	(222,132)	0.0010
Forfeited/Cancelled	(130)	0.0010
Expired	-	-
Outstanding, June 30, 2025*	1,712,612	$6.6498

Exercisable, June 30, 2025	1,712,612	$6.6498

*	Amount includes 87,531 common warrants; 91,985 Representative's Warrants and 1,533,096 Series A Warrants.

The unrecognized compensation expense at June 30, 2025 for warrants issued to third-party service providers was $0. During the three months ended June 30, 2025 and 2024, the Company recorded stock-based compensation - warrant expense of $0 and less than $0.1 million, respectively.

Note 4 – Commitments and Contingencies

Legal Proceedings

From time to time, the Company may be involved in claims that arise during the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company does not currently have any pending litigation to which it is a party or to which its property is subject that we believe to be material. There are no legal matters for which a reasonably estimated range of losses can be determined. Regardless of the outcome, litigation can be costly and time consuming, and it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations.

Employment Agreements

The Company has agreements with key employees to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain key members of executive management to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In total, these benefits would amount to a range of $1.2 million to $1.7 million using the rate of compensation in effect at June 30, 2025. See Note 6 - Subsequent Events for additional information regarding events occurring after June 30, 2025.

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

Note 5 – Related Party Transactions

On December 21, 2021, the Company entered into a license agreement with a company controlled by a significant stockholder of the Company (“Licensee”). On July 7, 2023, the Company and the Licensee entered into an Exclusive License Termination Agreement (the “Termination Agreement”) in exchange for the issuance, upon the closing of the Company’s initial public offering within one year of the agreement’s execution, of a warrant to purchase shares of the Company for a variable number of shares. The variable number of shares issued was based upon a fixed value of $8.0 million divided by the price per share in the offering. The warrants were exercisable at a price of $0.02 per share and may be exercised any time after the issuance date, subject to a beneficial ownership limitation, and expired five years from the original issuance. The warrants did not provide voting rights, dividend rights, and other rights of a shareholder prior to exercise. The shares underlying the warrant were subject to a lockup agreement for a period of six months after the closing of the offering with respect to 12.5% of the shares issued and twelve months after the closing of the offering for the remainder of the shares. The Company agreed to register the resale of the shares of common stock underlying the warrant upon a notice of 20 business days by the Warrant holder.

On January 29, 2024, pursuant to the Termination Agreement, the Company issued a warrant to purchase 80,000 shares (the “Warrant”) pursuant to the Termination Agreement to the Licensee.

The completion of the Company’s IPO fixed the number of warrant shares issuable and the Company re-classified the Warrant to additional-paid in capital as it met the requirements for equity classification. Upon reclassification, the Company valued the warrant at $8.0 million, which represented the fair value of the shares issued on that date.

Note 6 – Subsequent Events

On July 21, 2025, the Company entered into a warrant exercise inducement offer letter (the "Inducement Letter") with the holders ("Holders") of certain existing warrants issued in the Offering from November 2024 to purchase up to 1,477,596 shares of the Company's common stock (the "Existing Warrants"). Pursuant to the Inducement Letter, the Company agreed to reduce the exercise price of the Existing Warrants to $1.723 per share, and the Holders agreed: (i) to exercise Existing Warrants to purchase 855,000 shares of Company common stock; and (ii) to prepay $1.722 per share of the reduced exercise price for Existing Warrants to purchase 622,596 shares of Company common stock in consideration of the Company further reducing the exercise price of such Existing Warrants to purchase 622,596 shares of Company common stock to $0.001 per share with an exercise term of 5.5 years. In consideration of the foregoing, the Company agreed to issue the Holders new warrants to purchase up to a number of shares of Company common stock equal to 100% of the number of shares of Company common stock underlying the Existing Warrants, comprised of new Series B warrants to purchase up to 1,477,596 shares of Company common stock (the “Inducement Warrants” and the shares of Company common stock underlying the Inducement Warrants, the “Inducement Warrant Shares”) at $1.723 per share with an exercise term of 5.5 years from the initial exercise date. In addition, the Company issued 88,656 Representative's Warrants at $2.6707 per share with an exercise term of 5 years. The Company received total gross proceeds of approximately $2.6 million, less expenses paid to the Placement Agent of approximately $0.3 million.

In July 2025, of the 622,596 Amended Series A Warrants above, 268,072 were exercised, leaving 354,524 of the Amended Series A Warrants at the time of this filing.

On August 5, 2025, 54,400 of pre-IPO warrants were exercised on a cashless basis.

In July 2025, the Company entered into stock option cancellation agreements with certain employees to cancel an aggregate of 57,331 stock options. Employees that elected to cancel their stock options were granted severance agreements for three, six or nine months of their base salary (under certain conditions). On August 11, 2025, the Company entered into stock option cancellation agreements with Board members and certain officers of the Company to cancel an aggregate of 177,652 stock options. The Company's Board members included Mr. Walter Klemp, Chairman of the Board; Ms. Lori Bisson, Executive Chair of the Board; and Mr. Chris Capelli, Director, respectively, and included amounts of 8,773; 65,542; and 3,750, respectively. The Company's officers included Mr. Brad Hauser, Chief Executive Officer and President; Mr. Landy Toth, Chief Technology Officer; Mr. Robert Schwartz, Chief Medical Officer; and Mr. Trent Smith, Chief Financial Officer, respectively, and included amounts of 45,000; 8,773; 13,159; and 32,655, respectively. Mr. Hauser was granted three months of his base salary, in addition to the twelve months of his base salary per his July 17, 2024 employment agreement. Mr. Toth and Mr. Schwartz were granted severance agreements that amounted to nine months of their base salary. Mr. Smith was granted three months of his base salary, in addition to the nine months of his base salary per his July 24, 2023 employment agreement.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Form 10-Q to “we," “us," "its," “our” or the “Company” are to Autonomix Medical, Inc. (“Autonomix”), as appropriate to the context.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See the section titled “Risk Factors” as found in the Annual Report in our Form 10-K filed with the SEC on May 29, 2025, which is available on the SEC’s EDGAR website at www.sec.gov, and any updates or amendments to those risk factors subsequently filed with the SEC, for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under “Risk Factors” as discussed in the Annual Report in our Form 10-K filed with the SEC on May 29, 2025, and in other filings made by us from time to time with the SEC.

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

Forward-looking statements include, but are not limited to, statements about:

•	the success of our ongoing and future clinical trials;
•	competition from existing products or new products that may emerge;
•	potential product liability claims;
•	our dependency on third-party manufacturers to supply or manufacture our future products;
•	our ability to obtain all parts required to manufacture our devices;

•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	our ability and third parties’ abilities to protect intellectual property rights;
•	liquidity and going concern;
•	our ability to raise additional capital to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively;
•	risks associated with our identification of material weaknesses in our control over financial reporting;
•	natural disasters affecting us, our primary manufacturer or our suppliers;
•	our ability to establish relationships with health care professionals and organizations;
•	general economic uncertainty that adversely affects spending on medical procedures;
•	volatility in the market price of our stock; and
•	potential dilution to current stockholders from the issuance of equity awards and from future capital raising activities.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q in the case of forward-looking statements contained in this Form 10-Q.

Overview

Autonomix Medical, Inc. is a development-stage medical device company pioneering a first-in-class technology platform designed to sense and treat disorders of the nervous system. Our lead system in development is a catheter-based solution that combines diagnostic sensing and therapeutic radiofrequency ("RF") ablation. Initially developed to target intractable pain associated with pancreatic cancer, our platform is intended to provide minimally invasive access to deep neural structures and has the potential to address a wide range of clinical indications, including chronic pain, hypertension, cardiovascular disease, and other nerve-related disorders.

A key differentiator of our technology is its ability to detect neural signals with greater sensitivity than commercially available systems. This performance advantage stems from two core innovations. First, our proprietary antenna array is engineered to capture extremely low-amplitude neural signals that may not be detected by conventional devices. Second, and equally important, our system processes these signals at the point of detection using a proprietary microchip embedded within the catheter. This local signal processing minimizes degradation and noise that typically occur during transmission to external consoles, allowing for high-fidelity, real-time signal capture and interpretation. Together, these capabilities enable more precise identification and targeting of nerve activity and represent a fundamental advancement in transvascular neuromodulation.

Our product development strategy is centered around two integrated functions: diagnostic sensing to identify pathological nerve signals, and therapeutic RF ablation to treat the identified targets. In preclinical animal models, our system has demonstrated the ability to detect signals from specific nerve bundles before ablation and confirm signal termination after ablation. We are now refining the catheter design to meet regulatory and manufacturing standards for human use.

In parallel, we have advanced our clinical strategy. In the second quarter of 2025, we completed our initial first-in-human proof-of-concept study ("PoC 1") evaluating the safety and feasibility of transvascular RF ablation in patients with pancreatic cancer pain. Based on the positive clinical outcomes, we have initiated a follow-on study ("PoC 2") that expands the protocol to include patients with pain associated with additional visceral cancers such as gallbladder, liver, and bile duct, as well as earlier-stage pancreatic cancer patients experiencing moderate to severe pain. This expansion reflects our goal of broadening the platform’s utility across oncology, gastroenterology, and other applicable sectors.

As a development-stage company, our technology remains investigational, and there is no guarantee that our clinical trials will produce favorable outcomes or that our products will ultimately receive regulatory approval. One of the most challenging aspects of our commercialization plan will be scaling from our current prototype, which is built using hand-assembled and 3D-printed components, to a fully integrated commercial-grade device. While we have not yet assembled or tested the final commercial version, ongoing development efforts are focused on improving design robustness and manufacturability to support future clinical and commercial deployment.

Recent Developments

In April 2025, we announced the completion of enrollment in our PoC 1, which evaluated the safety and feasibility of the Autonomix Elpis System in patients with late-stage pancreatic cancer experiencing severe pain. Preliminary results demonstrated statistically significant reductions in pain, with responding patients reporting improvement within 24 hours of the procedure and sustained responses observed at 4 to 6 weeks. Among responders, the mean pain reduction reached 59.2%, and 73% and the responders remained opioid-free during follow-up. No device-related serious adverse events were reported. These data supported the clinical potential of our platform and informed the next phase of development.

In May 2025, we received Ethics Committee approval to expand our proof-of-concept study into PoC 2, broadening the clinical focus to include patients with earlier-stage pancreatic cancer as well as those with other visceral cancers, such as gallbladder, bile duct, and liver cancers. This expansion is expected to double the potential addressable market for the platform.

We treated the first patient in the PoC 2 study in June 2025, marking the initiation of this market expansion phase. The study is designed to further evaluate the safety and feasibility of our system across a broader population and generate data to support both regulatory submissions and future commercial adoption.

In parallel, we held a formal pre-submission meeting with the U.S. Food and Drug Administration ("FDA") in May 2025 under the Q-Submission Program to discuss the regulatory requirements for initiating a U.S. clinical study under an Investigational Device Exemption ("IDE"). Based on FDA guidance, we have finalized our Good Laboratory Practices ("GLP") preclinical study, including 90-day and 180-day safety endpoints. The FDA indicated that favorable 90-day data may support the initiation of an Early Feasibility Study ("EFS") in the United States, with the 180-day cohort supporting a future marketing application. Feedback was also provided on pivotal trial design, including recommendations regarding appropriate control arms, concurrent therapy tracking, and anatomical safety assessment. We have incorporated this guidance into our development plan and are targeting potential De Novo approval in 2028, following completion of the EFS and subsequent pivotal study. We anticipate submitting our 90-day GLP data by the end of 2025 and initiating the EFS in the first half of 2026.

We also made continued progress on product development. Engineering refinements to the ablation catheter during the quarter focused on improving steerability, vessel wall contact, and energy delivery precision, particularly in the complex anatomy of the celiac region. In parallel, development continued on our sensing catheter, with design modifications underway to support future activation of its sensing capabilities for targeted nerve localization. These enhancements are being guided by physician feedback and preclinical learnings and will be incorporated into our clinical-stage configurations.

Additionally, we strengthened our intellectual property portfolio with the issuance of two new U.S. patents during the quarter. U.S. Patent No. 12,257,071 relates to controlled sympathectomy and micro-ablation systems and methods, while U.S. Patent No. 12,279,889 B2 covers technologies for mapping, evaluating, and modifying neurological activity. These patents support our long-term strategy to protect our innovations and expand into adjacent indications within interventional neuromodulation.

On July 21, 2025, we entered into a warrant exercise inducement offer letter (the "Inducement Letter") with the holders ("Holders") of certain existing warrants issued in the Offering from November 2024 to purchase up to 1,477,596 shares of our common stock (the "Existing Warrants"). Pursuant to the Inducement Letter, we agreed to reduce the exercise price of the Existing Warrants to $1.723 per share, and the Holders agreed: (i) to exercise Existing Warrants to purchase 855,000 shares of our common stock; and (ii) to prepay $1.722 per share of the reduced exercise price for Existing Warrants to purchase 622,596 shares of our common stock in consideration of us further reducing the exercise price of such Existing Warrants to purchase 622,596 shares of our common stock to $0.001 per share with an exercise term of 5.5 years. In consideration of the foregoing, we agreed to issue the Holders new warrants to purchase up to a number of shares of our common stock equal to 100% of the number of shares of our common stock underlying the Existing Warrants, comprised of new Series B warrants to purchase up to 1,477,596 shares of our common stock (the “Inducement Warrants” and the shares of our common stock underlying the Inducement Warrants, the “Inducement Warrant Shares”) at $1.723 per share with an exercise term of 5.5 years from the initial exercise date. In addition, we issued 88,656 Representative's Warrants at $2.6707 per share with an exercise term of 5 years. We received total gross proceeds of approximately $2.6 million, less expenses paid to the Placement Agent of approximately $0.3 million.

In July 2025, we entered into stock option cancellation agreements with certain employees to cancel an aggregate of 57,331 stock options. Employees that elected to cancel their stock options were granted severance agreements for three, six or nine months of their base salary (under certain conditions). On August 11, 2025, we entered into stock option cancellation agreements with Board members and certain officers of the Company to cancel an aggregate of 177,652 stock options. Our Board members included Mr. Walter Klemp, Chairman of the Board; Ms. Lori Bisson, Executive Chair of the Board; and Mr. Chris Capelli, Director, respectively, and included amounts of 8,773; 65,542; and 3,750, respectively. Our officers included Mr. Brad Hauser, Chief Executive Officer and President; Mr. Landy Toth, Chief Technology Officer; Mr. Robert Schwartz, Chief Medical Officer; and Mr. Trent Smith, Chief Financial Officer, respectively, and included amounts of 45,000; 8,773; 13,159; and 32,655, respectively. Mr. Hauser was granted three months of his base salary, in addition to the twelve months of his base salary per his July 17, 2024 employment agreement. Mr. Toth and Mr. Schwartz were granted severance agreements that amounted to nine months of their base salary. Mr. Smith was granted three months of his base salary, in addition to the nine months of his base salary per his July 24, 2023 employment agreement.

Results of Operations for the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Below is a summary of the results of operations (in thousands):

	Three Months Ended June 30,
			Change	Change
	2025	2024	( $ )	( % )
Operating expenses:
Research and development	$1,593	$954	$639	67%
General and administrative	1,828	1,799	29	2%
Total operating expenses	$3,421	$2,753	$668	24%

Research and Development Expense

Research and development expense was $1.6 million for the three months ended June 30, 2025 compared to $1.0 million for the same period in 2024. The increase in research and development expenses during the current year was mainly attributed to our clinical trial and product development costs. We expect to incur increased research and development costs in the future as we continue with our clinical trial and product development costs.

General and Administrative Expense

General and administrative expense was $1.8 million for the three months ended June 30, 2025 compared to $1.8 million for the same period in 2024. This was driven primarily by an increase in legal and professional fees of $0.1 million, offset by a decrease in officer and employee compensation and benefits of $0.1 million.

Interest expense

For the three months ended June 30, 2025 and 2024, we had interest expense of $0 and less than $0.1 million, respectively, related to the amortization of debt discount.

Interest income

For the three months ended June 30, 2025 and 2024, we had interest income of less than $0.1 million, respectively.

Liquidity and Capital Resources

On June 30, 2025, we had cash of $8.6 million, and working capital of $7.0 million. We have historically funded our operations from proceeds from debt and equity sales. We estimate our current cash resources are sufficient to fund our operations into but not beyond the second calendar quarter of 2026.

We will need to raise additional capital to meet our obligations and execute our business plan. We estimate that we will require additional financing of approximately $32 to $40 million to fund our operations to commercialization of our first indication. The timing and costs of clinical trials are difficult to predict and trial plans may change in response to evolving circumstances and as such the foregoing estimates may prove to be inaccurate. If we are unable to raise sufficient funds, we will be required to develop and implement an alternative plan to further extend payables, reduce overhead or scale back our business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. We recognize the need to raise additional capital to continue to execute our business plan, including obtaining regulatory clearance for our products currently under development and commercializing and generating revenues from products under development. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. A failure to raise sufficient capital, generate sufficient product revenues, control expenditures and regulatory matters, among other factors, will adversely impact our ability to meet our financial obligations as they become due and payable and to achieve our intended business objectives. If we are unable to raise sufficient additional funds, we will have to scale back our operations.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $2.6 million during the three months ended June 30, 2025, consisting of a net loss of $3.3 million, a decrease in operating assets of $0.1 million and an increase in operating liabilities of $0.2 million. The change in operating assets and liabilities included sources of cash from a decrease in other current assets of $0.1 million and a net increase in accounts payable and accrued expenses of $0.2 million. The increase in accounts payable and accrued expenses was driven primarily by increases in research and development expenses. Non-cash items primarily consisted of stock-based compensation of $0.4 million.

Cash used in investing activities

Net cash used in investing activities was $0 for the three months ended June 30, 2025.

Net cash used in investing activities was $5 thousand for the three months ended June 30, 2024 related to the purchase of computer hardware and software.

Cash provided by financing activities

Net cash provided by financing activities was $2.1 million for the three months ended June 30, 2025. On February 28, 2025, we entered into an At Market Issuances Sales Agreement (the “Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Agent”). Pursuant to the terms of the Agreement, we were able to sell $2.1 million of our common stock, before deducting Agent commissions and other estimated expenses payable by the Company. During the three months ended June 30, 2025, we also paid less than $0.1 million in issuance costs related to the Agreement.

Net cash provided by financing activities was $0 for the three months ended June 30, 2024.

Contractual Obligations and Commitments

None.

Employment Arrangements

We have agreements with key employees to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain key members of executive management to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In total, these benefits would amount to a range of $1.2 million to $1.7 million using the rate of compensation in effect at June 30, 2025.

Off-balance Sheet Arrangements

As of June 30, 2025 and March 31, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Our accounting policies are more fully described under the heading “Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies” in Note 1 of our Annual Report on Form 10-K filed with the SEC on May 29, 2025.

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

Under the supervision, and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness, as of June 30, 2025, of our disclosure controls and procedures. Based upon such evaluation and due to both the limited staffing of the Company at its early stage of development and the existence of the material weaknesses in our internal control over financial reporting described below, our CEO and CFO have concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As previously disclosed in our Form 10-K filed with the SEC on May 29, 2025, our management concluded that our internal control over financial reporting was, and continues to be, ineffective as of June 30, 2025 due to material weaknesses in our internal controls arising from a lack of segregation of duties; general technology controls; and financial statement reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Due to our size and the limited number of qualified personnel available, the segregation of certain duties, the proper review of complex accounting transactions and the availability of specific accounting expertise on critical and infrequent or unusual accounting matters may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of daily transactions, the custody of assets and the recording, review and disclosure of complex and unusual accounting transactions should be performed by separate individuals, and where possible, with input from outside accounting subject matter experts. Management evaluated the impact of our failure to maintain effective segregation of duties on our assessment of our internal control over financial reporting and has concluded that the control deficiency represents a material weakness. As previously disclosed, in our Form 10-K for the fiscal year ending March 31, 2025, we hired new executive officers and management with significant financial and accounting experience in both private and public companies. We have added the use of additional consulting firms to assist with significant and complex accounting transactions and to assist with our segregation of duties and create a more structured financial statement reporting environment. Experienced personnel will be hired in the accounting and finance department and appropriate consultants will be upgraded as soon as it becomes economically feasible and sustainable. In addition, management has added additional mitigating controls with regards to cash disbursements; changes were made in our authorization processes to improve segregation of duties; and we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” as found in the Annual Report in our Form 10-K filed with the SEC on May 29, 2025.

The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to our risk factors from those set forth in our Form 10-K filed with the SEC on May 29,2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 17, 2025, we granted a new employee a ten-year option (the “Inducement Option”) to purchase 5,000 shares of common stock at an exercise price equal to the closing price of our common stock on the date of the employment. The option vests in four equal annual installments (or 1,250 shares each installment) on each of the succeeding four anniversary dates of the execution of the date of employment, provided the employee is employed by us on each vesting date. The Inducement Options were granted outside of our 2023 Stock Plan as an inducement material to the employee entering into employment with us in accordance with Nasdaq Stock Market Listing Rule 5635(c)(4). All the securities were issued in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering, and/or Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the period covered by this Quarterly Report, none of our directors or executive officers have adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

In July 2025, we entered into stock option cancellation agreements with certain employees to cancel an aggregate of 57,331 stock options. Employees that elected to cancel their stock options were granted severance agreements for three, six or nine months of their base salary (under certain conditions). On August 11, 2025, we entered into stock option cancellation agreements with Board members and certain officers of the Company to cancel an aggregate of 177,652 stock options. Our Board members included Mr. Walter Klemp, Chairman of the Board; Ms. Lori Bisson, Executive Chair of the Board; and Mr. Chris Capelli, Director, respectively, and included amounts of 8,773; 65,542; and 3,750, respectively. Our officers included Mr. Brad Hauser, Chief Executive Officer and President; Mr. Landy Toth, Chief Technology Officer; Mr. Robert Schwartz, Chief Medical Officer; and Mr. Trent Smith, Chief Financial Officer, respectively, and included amounts of 45,000; 8,773; 13,159; and 32,655, respectively. Mr. Hauser was granted three months of his base salary, in addition to the twelve months of his base salary per his July 17, 2024 employment agreement. Mr. Toth and Mr. Schwartz were granted severance agreements that amounted to nine months of their base salary. Mr. Smith was granted three months of his base salary, in addition to the nine months of his base salary per his July 24, 2023 employment agreement.

On August 12, 2025, the Board of Directors of the Company adopted an Amended and Restated Bylaws (as amended and restated, the “Bylaws”), effective on such date. The sole change to the Bylaws was to revise Section 2.07 of the Bylaws to reduce the number of shares of Company stock required to constitute a quorum at a meeting of stockholders from a majority of the voting power issued and outstanding and entitled to vote, present in person or by remote communication, if applicable, or represented by proxy, to one-third of the voting power issued and outstanding and entitled to vote, present in person or by remote communication, if applicable, or represented by proxy.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc. (incorporated by reference from exhibit 2.1 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)
3.2	Amended and Restated Bylaws of Autonomix Medical, Inc. (incorporated by reference from exhibit 2.2 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc., filed with the Secretary of State of the State of Delaware (incorporated by reference from exhibit 3.1 of the Form 8-K filed October 28, 2024)
3.4*	Amended and Restated Bylaws of Autonomix Medical, Inc. dated August 12, 2025
4.1	Form of Inducement Warrant (incorporated by reference from exhibit 4.1 of the Form 8-K filed July 22, 2025)
10.1	Form of Inducement Letter (incorporated by reference from exhibit 10.1 of the Form 8-K filed July 22, 2025)
10.2*	Stock Option Cancellation and Severance Agreement between Autonomix Medical, Inc. and Brad Hauser dated August 11, 2025
10.3*	Stock Option Cancellation and Severance Agreement between Autonomix Medical, Inc. and Trent Smith dated August 11, 2025
10.4*	Stock Option Cancellation and Severance Agreement between Autonomix Medical, Inc. and Landy Toth dated August 11, 2025
10.5*	Stock Option Cancellation and Severance Agreement between Autonomix Medical, Inc. and Robert Schwartz dated August 11, 2025
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

AUTONOMIX MEDICAL, INC.

SIGNATURE	TITLE	DATE

/s/ Brad Hauser	Chief Executive Officer and President	August 13, 2025
Brad Hauser	(principal executive officer)

/s/ Trent Smith	Chief Financial Officer and Executive Vice-President	August 13, 2025
Trent Smith	(principal financial and accounting officer)