Form 10-Q
period 2025-09-30
Autonomix Medical, Inc.
filed 2025-11-12
CIK 1617867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the Company's outstanding common stock as of November 4, 2025 was 6,886,648.

Autonomix Medical, Inc.

Index to Unaudited Condensed Financial Statements

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Autonomix Medical, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except par value and share data)	As of
	September 30,	March 31,
	2025	2025

Assets
Current assets:
Cash and cash equivalents	$7,477	$9,136
Other current assets	416	473
Total current assets	7,893	9,609
Long term assets:
Fixed assets, net	16	21
Deferred offering costs	23	176
Total long term assets	39	197

Total Assets	$7,932	$9,806

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$842	$676
Accrued expenses	645	1,031
Total current liabilities	1,487	1,707

Total Liabilities	$1,487	$1,707

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and March 31, 2025, respectively	$-	$-
Common stock, $0.001 par value, 500,000,000 shares authorized, 6,194,147 and 2,497,033 shares issued and outstanding as of September 30, 2025 and March 31, 2025, respectively	6	2
Additional paid-in capital	67,606	58,476
Accumulated deficit	(61,167)	(50,379)
Total Stockholders' Equity	6,445	8,099

Total Liabilities and Stockholders' Equity	$7,932	$9,806

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024

Operating expenses:
Research and development	$2,367	$1,174	$3,960	$2,128
General and administrative	5,167	1,662	6,995	3,461
Total operating expenses	7,534	2,836	10,955	5,589

Loss from operations	(7,534)	(2,836)	(10,955)	(5,589)

Other income (expense):
Interest expense	-	(43)	-	(84)
Interest income	83	72	167	167

Total other income, net	83	29	167	83

Loss before income taxes	(7,451)	(2,807)	(10,788)	(5,506)

Income taxes	-	-	-	-

Net loss	$(7,451)	$(2,807)	$(10,788)	$(5,506)

Loss per share - basic and diluted	$(1.38)	$(2.27)	$(2.53)	$(4.48)

Weighted average shares outstanding - basic and diluted	5,411,709	1,234,305	4,266,388	1,229,888

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Stockholders' Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
(in thousands)	Shares	Amount	Capital	Deficit	Equity

Balance March 31, 2024	943	$1	$46,596	$(38,969)	$7,628

Net loss	-	-	-	(2,699)	(2,699)
Stock-based compensation	-	-	360	-	360
Issuance of common stock - warrants exercised	20	-	-	-	-

Balance June 30, 2024	963	1	46,956	(41,668)	5,289

Net loss	-	-	-	(2,807)	(2,807)
Stock-based compensation	-	-	445	-	445
Issuance of common stock	12	-	101	-	101
Issuance of common stock - warrants exercised	177	-	-	-	-

Balance September 30, 2024	1,152	1	47,502	(44,475)	3,028

Balance March 31, 2025	2,497	2	58,476	(50,379)	8,099

Net loss	-	-	-	(3,337)	(3,337)
Stock-based compensation	-	-	388	-	388
Issuance of common stock, net of offering costs	1,304	2	1,880	-	1,882
Issuance of common stock - warrants exercised	222	-	-	-	-

Balance June 30, 2025	4,023	4	60,744	(53,716)	7,032

Net loss	-	-	-	(7,451)	(7,451)
Stock-based compensation	-	-	138	-	138
Stock option cancellations, unamortized stock-based compensation	-	-	3,732	-	3,732
Issuance of common stock - warrants exercised, net of costs	1,531	1	2,253	-	2,254
Issuance of common stock, net of costs	378	1	472	-	473
Issuance of common stock for equity line of credit commitment fee	262	-	267	-	267

Balance September 30, 2025	6,194	$6	$67,606	$(61,167)	$6,445

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
(in thousands)	2025	2024

Cash Flows from Operating Activities:
Net loss	$(10,788)	$(5,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	526	805
Stock option cancellations	3,732	-
Depreciation and amortization expense	5	88
Issuance of common stock for equity line of credit commitment fee	267	-
Issuance of common stock, net of discount for lack of marketability	-	101
Changes in operating assets - decrease:
Other current assets	57	585
Changes in operating liabilities - (decrease)/increase:
Accounts payable	166	81
Accrued expenses	(386)	398
Net cash used in operating activities	(6,421)	(3,448)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(5)
Net cash used in investing activities	-	(5)

Cash Flows from Financing Activities:
Gross proceeds from issuance of common stock	2,622	-
Direct financing costs for issuance of common stock	(115)	-
Gross proceeds from warrant inducement	2,546	-
Direct transaction costs for warrant inducement	(291)	-
Net cash provided by financing activities	4,762	-

Net decrease in cash and cash equivalents	(1,659)	(3,453)

Cash and cash equivalents, at beginning of period	9,136	8,608

Cash and cash equivalents, at end of period	$7,477	$5,155

Supplemental cash flow disclosures:
Non-cash financing activities:
Recognition of deferred financing costs associated with issuance of common stock	$(176)	$-
Proceeds from cashless exercise of warrants	$1	$39

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

On August 25, 2025, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which, subject to specified terms and conditions, the Company may sell up to $15.0 million in shares of the Company’s common stock. The Company's net proceeds under the Purchase Agreement will depend on i) the frequency of sales; ii) the number of shares sold; and iii) the prices at which we sell shares to Lincoln Park. The Company also issued 261,932 shares of Company common stock (the “Commitment Shares”) to Lincoln Park in consideration for its commitment to purchase shares of Company common stock under the Purchase Agreement from time to time at the Company’s direction. As of September 30, 2025, the Company had not sold any shares of the Company's common stock under the Purchase agreement. See Note 6 - Subsequent Events for additional information regarding events occurring after September 30, 2025.

On August 25, 2025, the Company increased the initial aggregate sales price of shares of common stock (the "Shares") that may be sold pursuant to the February 28, 2025 At Market Sales Agreement (the "Agreement") with Ladenburg Thalmann & Co. Inc. (the "Agent"), by $1.4 million. As of September 30, 2025, the revised aggregate sales price of Shares that may be sold under the Agreement represents $3.5 million. As of September 30, 2025, the Company has sold 1,682,685 shares for net proceeds of approximately $2.6 million, including 378,425 shares for $0.5 million for the three-month period ending September 30, 2025. See Note 6 - Subsequent Events for additional information regarding events occurring after September 30, 2025.

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

On July 21, 2025, the Company entered into warrant exercise inducement offer letters (each, an "Inducement Letter") with the holders ("Holders") of certain existing warrants issued in the Offering from November 2024 to purchase up to 1,477,596 shares of the Company's common stock (the "Existing Warrants"). The Existing Warrants had an exercise price of $6.54 per share. Pursuant to the Inducement Letter, the Company agreed to reduce the exercise price of the Existing Warrants to $1.723 per share and the Holders agreed: (i) to exercise Existing Warrants to purchase 855,000 shares of Company common stock for $1.723 per share; and (ii) to prepay $1.722 per share of the reduced exercise price for Existing Warrants to purchase 622,596 shares of Company common stock in consideration of the Company further reducing the exercise price of such Existing Warrants to purchase 622,596 shares of Company common stock to $0.001 per share with a modified exercise term of 5.5 years. In consideration of the foregoing, the Company agreed to issue the Holders new warrants to purchase up to a number of shares of Company common stock equal to 100% of the number of shares of Company common stock underlying the Existing Warrants, comprised of new Series B warrants to purchase up to 1,477,596 shares of Company common stock (the “Inducement Warrants” and the shares of Company common stock underlying the Inducement Warrants, the “Inducement Warrant Shares”) at $1.723 per share with an exercise term of 5.5 years from the initial exercise date. In addition, the Company issued 88,656 Placement Agent Warrants at $2.671 per share with an exercise term of 5 years. The Company received total gross proceeds of approximately $2.5 million, less cash expenses paid to the Placement Agent and others of approximately $0.3 million. See Note 3 - Equity under Equity-Based Stock Warrants for more information.

On February 28, 2025, the Company entered into an At Market Issuances Sales Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Agent”). Pursuant to the terms of the ATM Agreement, The Company may sell from time to time through the Agent, as sales agent or principal, shares of its common stock with an initial aggregate sales price of up to $2.1 million (the “Shares”). As of September 30, 2025, the Company sold 1,304,260 Shares pursuant to the ATM Agreement for net proceeds of approximately $2.1 million.

For the three and six months ended September 30, 2025 and 2024, the Company incurred net losses of $7.5 million and $2.8 million, respectively, and $10.8 million and $5.5 million, respectively. For the six months ended September 30, 2025 and 2024, the Company had net cash flows used in operating activities of $6.4 million and $3.4 million, respectively. The Company had no revenues for the three and six months ended September 30, 2025 and 2024, respectively, and an accumulated deficit of $61.2 million, working capital of $6.4 million and cash of $7.5 million as of September 30, 2025. The Company does not expect to generate positive cash flows from operating activities in the near future.

The Company estimates its current cash resources are sufficient to fund its operations into but not beyond the third calendar quarter of 2026. The Company recognizes it will need to raise additional capital to continue to execute its business plan, including obtaining regulatory clearance for its products currently under development and commercializing and generating revenues from products under development. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. A failure to raise sufficient capital, generate sufficient product revenues, control expenditures and regulatory matters, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives. If the Company is unable to raise sufficient additional funds, it will have to scale back its operations.

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

Offering and Financing Costs

Offering costs consist of professional costs incurred through the balance sheet date that are direct and incremental related to the Company’s equity financing activities. Specifically, offering costs were incurred during the Company’s ATM Agreement, Inducement Letter and ATM Agreement increase. The Company includes offering costs in additional paid-in capital, to the extent there is sufficient cash proceeds, upon completion of the sale of equity. Costs associated with salaries and other period costs are expensed as incurred.

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

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instrument.

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

The Company did not have any assets or liabilities measured at fair value as of September 30, 2025 and March 31, 2025.

The Company accounted for the Purchase Agreement as a derivative asset measured at fair value on an on-going basis. At inception and as of September 30, 2025, the fair value of the derivate asset generated from the Purchase Agreement is $0.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of reported assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of September 30, 2025 and March 31, 2025 the Company determined a full valuation allowance was required to offset its deferred tax assets as a result of recurring operating losses.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740-10 which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on its tax return. The Company evaluates and records any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon examination and ultimate settlement with the tax authorities in the tax jurisdictions in which it operates. As of September 30, 2025 and March 31, 2025 the Company had no uncertain tax positions.

The Company does not expect to pay any significant federal, state, or foreign income taxes in its fiscal year 2026 (ending March 31, 2026) as a result of the losses recorded during the six months ended September 30, 2025 and the additional losses expected for the remainder of its fiscal year 2026 and cumulative net operating loss carryforwards. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

The Company recorded no income tax provision for the three and six months ended September 30, 2025 and 2024, respectively. The effective tax rate for the three and six months ended September 30, 2025 and 2024 is zero. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board ("FASB") ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Generally, the Company's warrants issued to investors in connection with capital transactions are participating securities as the holders receive the right to dividends, but they are not obligated to fund losses. In periods of loss, since no income is allocated to these securities, the Company's use of the "treasury stock method" derives the same result. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted calculation for the entire period being presented.

For the three and six months ended September 30, 2025 and 2024, dilutive securities that were not included in the calculations of the loss per common share because they would be anti-dilutive included the following:

	September 30,
		2024
	2025	(as revised)

Equity based warrants to purchase common shares	4,334	4,334
Convertible Notes - common shares (1)	-	33,250
Convertible Notes - equity-based warrants to purchase common shares	25,003	25,003
Stock options granted under Company's incentive plan	13,500	216,483
Series A warrants	55,500	-
Series B warrants	1,477,596	-
Representative Warrants	180,641	-

Total potentially dilutive securities	1,756,574	279,070

(1) Shares for the convertible note proceeds received

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising

It is the Company's policy to expense advertising costs as incurred. Advertising expenses are included within general and administrative expenses within the statement of operations. For the three and six months ended September 30, 2025 and 2024, the Company recorded $0 and less than $0.1 million, respectively, of advertising expenses.

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

As such, the CODM primarily evaluates performance of the Company using various financial metrics, including the combined net income (loss) from operations, also shown on the Statements of Operations, forecasted cash expenditures and existing and forecasted cash balances. These financial metrics are used by the CODM to make key operating decisions, such as the assessment of segment performance and allocation of resources. All of the Company's assets are located in the United States. The significant expense categories within net loss from operations that the CODM regularly reviews are expenses related to research and development, general and administrative, and depreciation and amortization. The significant expense categories and subcategories are reported on the Statements of Operations. Other expenses included in the Company’s net loss include other income (expense), interest income, net, and any additional non-operating expenses that are reported in the Statements of Operations.

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

There are no other effective pronouncements, or pronouncements issued but not yet effective, if adopted, that management believes would have a material effect on the accompanying financial statements.

Correction of an Immaterial Error in the Prior Period Financial Statements

During the three months ended December 31, 2024, the Company determined that previously filed quarterly and annual financial statements had an immaterial earnings per share error resulting from the exclusion of certain unexercised equity based warrants to purchase common shares that had an exercise price of approximately $0.01 or less from the basic earnings per share calculations in accordance with ASC 260-10-45-13. As a result, the prior year earnings per share calculations have been revised for consistency with the current year presentation. The Company assessed the materiality of this change in presentation on prior period financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “ Materiality,” ( ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that this error correction in its  Statements of Operations and Note 1 – Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies (Loss Per Common Share) is not material to any previously presented financial statements based upon overall considerations of both quantitative and qualitative factors. The corrections had no impact in the comparative period Balance Sheet, Statements of Cash Flows, or Statement of Changes in Stockholders’ Equity. Further, the immaterial correction did not result in a change in operating losses or net loss in the Statement of Operations and the effects of including unexercised warrants in the earnings per share calculation have an anti-dilutive effect reducing the net loss per share amount. Accordingly, the Company corrected the previously reported earnings per share calculation for the three and six months ended September 30, 2024 in this Quarterly Report on Form 10-Q.

A summary of the impact of the Company’s immaterial corrections reflecting the prior period impact to the Company’s Statement of Operations and earnings per share are shown below:

	Three Months Ended September 30, 2024
	Originally Filed	Correction	As Revised

Net loss (in thousands)	$(2,807)	$-	$(2,807)
Loss per share - basic and diluted	$(2.47)	$0.20	$(2.27)
Weighted average shares outstanding - basic and diluted	1,137,468	96,837	1,234,305

	Six Months Ended September 30, 2024
	Originally Filed	Correction	As Revised

Net loss (in thousands)	$(5,506)	$-	$(5,506)
Loss per share - basic and diluted	$(5.28)	$0.80	$(4.48)
Weighted average shares outstanding - basic and diluted	1,041,950	187,938	1,229,888

A summary of the impact of the Company’s immaterial corrections reflecting the prior period impact are shown below:

	Six Months Ended September 30, 2024
	Originally Filed	Correction	As Revised

Equity based warrants to purchase common shares	87,531	(83,197)	4,334
Convertible Notes - common shares	33,250	-	33,250
Convertible Notes - equity-based warrants to purchase common shares	25,003	-	25,003
Stock options granted under Company's incentive plan	216,483	-	216,483
Total potentially dilutive securities	362,267	(83,197)	279,070

Note 2 – Convertible Notes Payable

On September 9, 2023, the Company's Board authorized an offering of up to $2.0 million in unsecured, non-interest-bearing convertible promissory notes (the “Notes”) and accompanying warrants (the “Bridge Financing Warrants”) (collectively, the “Bridge Offering”) that mature on December 31, 2025. The Notes provided that, on the closing date of the IPO, the outstanding principal would be automatically converted into common stock at the conversion price of $40.00. Each dollar in principal amount of Notes purchased were accompanied by a five-year Bridge Financing Warrant to purchase approximately 0.0125 shares of Common stock with an exercise price of $20.00 per share. The Company recorded the Bridge Financing Warrants as a discount to the Notes.

The Bridge Financing Warrants can be exercised from the date of Notes issuance through the five-year anniversary of the issuance of the Notes. The Note holders are not permitted to convert their Notes when the holders or any of their affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion.

The Company received proceeds of $2.0 million of Notes from the Bridge Offering. The Company’s effective interest rate for the Notes was 15.3% due to the amortization of the discount stemming from the issuance of the Bridge Financing Warrants. On January 26, 2024, the Company consummated its initial public offering (“IPO”). In connection with the closing of the IPO, a portion of the Notes were converted into 16,750 shares of common stock. Upon the closing of the IPO, certain Notes that were to be automatically converted according to their terms into common stock were not converted due to restrictions on the holders of the Notes or any of their affiliates beneficially owning in excess of 4.99% of the Company's common stock after such conversion. The remaining portion of the Notes were converted into 33,250 shares of common stock in March 2025.

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

During the three and six months ended September 30, 2025 and 2024, the Company recorded $0 and less than $0.1 million, respectively, in interest expense related to the amortization of the debt discount.

The following table presents a summary of activity for the warrants issued in connection with the Company’s Notes:

		Weighted-Average
		Exercise Price
	Warrants	Per Share

Outstanding and exercisable, March 31, 2025	25,003	$20.00

Outstanding and exercisable, September 30, 2025	25,003	$20.00

Note 3 – Equity

On November 29, 2023, the Company’s Board and applicable shareholders approved to amend and restate the Company’s certificate of incorporation and increased the authorized shares to 500,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.001 per share. The specific rights of the preferred stock shall be determined by the Board.

Preferred Stock

As of September 30, 2025, the Company had no shares of preferred stock outstanding.

Restricted Stock

On February 15, 2024, the Company issued 1,750 restricted shares of common stock to the Company's marketing consultant at the closing price of $76.00 of the Company's common stock. The total value of these shares is $133,000. These shares vested monthly over a 12-month period beginning on the issue date.

	Three Months Ended September 30,
	2025	2024
Recognized in general and administrative expense	$—	$33,250

Total	$—	$33,250

	Six Months Ended September 30,
	2025	2024
Recognized in general and administrative expense	$—	$66,500

Total	$—	$66,500

As of September 30, 2025, there was $0 of unrecognized stock-based compensation expense related to Restricted Stock.

Common Stock

On February 28, 2025, the Company entered into an ATM Agreement. Pursuant to the terms of the ATM Agreement, the Company was permitted to sell from time-to-time shares of the Company’s common stock, with an initial aggregate sales price of up to $2.1 million. As of September 30, 2025, the Company sold 1,304,260 shares pursuant to the ATM Agreement for net proceeds of approximately $2.1 million.

On August 5, 2025, 54,400 of pre-IPO warrants, with an exercise price of $0.02, were exercised on a cashless basis for 53,569 shares of the Company's common stock.

On August 25, 2025, the Company increased the aggregate sales price of Shares that may be sold under the ATM Agreement by $1.4 million. As of September 30, 2025, the Company sold 378,425 Shares pursuant to the ATM Agreement for net proceeds of approximately $0.5 million. The Company paid offering costs of less than $0.1 million. See Note 6 - Subsequent Events for additional information regarding events occurring after September 30, 2025.

On August 25, 2025, the Company issued 261,932 Commitment Shares to Lincoln Park in consideration for its commitment to purchase shares of Company common stock under the Purchase Agreement. During the three and six months ended September 30, 2025, the issuance of the Commitment Shares and the Purchase Agreement transaction expenses for $0.3 million, respectively, are recorded within general and administrative expenses within the statement of operations.

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

In August 2023, the Plan was amended to allow for an automatic increase of the available shares for issuance, whereby on the 1st of each fiscal year, beginning on April 1, 2024 and ending on (and including) April 1, 2033 in an amount equal to five percent (5%) of the total number of shares of Common Stock outstanding on the March 31st immediately preceding the applicable date. However, the Board may act prior to the automatic increase of a given year to provide that there will be no increase for such year, or that the increase for such year will be a lesser number of shares of Common Stock. On April 1, 2024 and 2025, the Plan was increased by 47,116 and 124,852 shares, respectively.

In July 2025, the Company entered into stock option cancellation agreements with certain employees to cancel an aggregate of 57,331 stock options. Employees that elected to cancel their stock options were granted severance agreements for three, six or nine months of their base salary (under certain conditions). On August 11, 2025, the Company entered into stock option cancellation agreements with Board members and certain officers of the Company to cancel an aggregate of 177,652 stock options. The Company's Board members included Mr. Walter Klemp, Executive Chairman of the Board; Ms. Lori Bisson, Executive Vice Chairman of the Board; and Mr. Chris Capelli, Director, respectively, and included amounts of 8,773; 65,542; and 3,750, respectively. The Company's officers included Mr. Brad Hauser, Chief Executive Officer and President; Mr. Landy Toth, Chief Technology Officer; Mr. Robert Schwartz, Chief Medical Officer; and Mr. Trent Smith, Chief Financial Officer, respectively, and included amounts of 45,000; 8,773; 13,159; and 32,655, respectively. Mr. Hauser was granted three months of his base salary, in addition to the twelve months of his base salary per his July 17, 2024 employment agreement. Mr. Toth and Mr. Schwartz were granted severance agreements that amounted to nine months of their base salary. Mr. Smith was granted three months of his base salary, in addition to the nine months of his base salary per his July 24, 2023 employment agreement. For the three and six months ended September 30, 2025, as a result of the cancellation, the Company accelerated the recognition of $3.7 million of stock-based compensation expense. In exchange for the cancellation of the stock options, the Company entered into severance agreements with the certain employees, Board members and officers of the Company to provide the terms and conditions that would govern salary and benefits in the event of any future reductions in force. This was accounted for as a repurchase for no consideration.

The following table summarizes the stock option activity for the six months ended September 30, 2025:

		Weighted-Average
		Exercise Price
	Options	Per Share

Outstanding, March 31, 2025	243,483	$32.72
Granted	5,000	1.85
Forfeited	(234,983)	33.67

Outstanding, September 30, 2025	13,500	$4.75

Exercisable, September 30, 2025	1,000	$40.00

During the six months ended September 30, 2025, the Company granted options to purchase 5,000 shares of common stock with a contractual term that vests annually over four years on the anniversary date. The options had an aggregate grant date fair value of approximately $9 thousand that was calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model included the following: (1) fair value of common stock on the measurement date; (2) discount rate ranging of 4.06% based on the daily yield curve rates for U.S. Treasury obligations, (3) expected life of 6.25 years based on the simplified method (vesting plus contractual term divided by two) and (4) expected volatility of 139% based on the historical volatility of comparable companies' stock.

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at September 30, 2025 was less than $0.1 million. During the three and six months ended September 30, 2025, the Company recorded stock-based compensation - option expense of $3.3 million and $3.6 million, respectively, in general and administrative expense and $0.6 million, respectively, in research and development expense. The amounts during these periods include the recognition of the remaining unamortized stock-based compensation - option expense related to the stock option cancellation agreements stated above. During the three and six months ended September 30, 2024, the Company recorded stock-based compensation - option expense of $0.4 million and $0.6 million, respectively, in general and administrative expense and less than $0.1 million, respectively, in research and development expense

License Agreement

On July 10, 2024, the Company entered into a license agreement with RF Innovations, Inc. (“RFI”), a privately held medical technology company, to license products utilizing RFI’s intellectual property related to its Apex 6 Radiofrequency Generator (the “Licensed Products”). The Apex 6 Generator is a United States Food and Drug Administration (“FDA”) cleared ablation technology designed to lesion neural tissue for pain management in the peripheral nervous system. Pursuant to the agreement, RFI granted us a perpetual non-exclusive worldwide royalty free fully paid license related to the Licensed Products, provided that the license did not include the right to sell certain products to customers for the treatment of spine pain. In connection with the agreement, the Company issued RFI 12,500 unregistered shares of its common stock as consideration for the license. The Company determined that the fair value of the shares granted was $0.1 million, which represented its stock price on the date of the agreement less a 25.6% discount for lack of marketability (“DLOM”). The Company concluded a DLOM was appropriate as the shares were subject to an initial lock-up period of six months followed by restrictions that allow for a maximum of 10% of total shares to be sold within a 30-day period. The DLOM effectively reflects the value of an average strike put option relative to the Company's stock price and was calculated based on the Finnerty average put model. The Company concluded that the licensed technology qualified as a research and development expense pursuant to ASC Topic 730, Research and Development, as the Company does not have an alternative future use for the technology and the Company does not have a plan to otherwise monetize the Licensed Products. The agreement provides RFI the right to terminate the license if we breach any representation, warranty or covenant contained in the agreement, subject to any relevant cure periods, or if we are subject to a bankruptcy or insolvency event.

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

The Pre-Funded Warrants have an exercise price of $0.001 per share, are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full, subject to a beneficial ownership limitation of 4.99%. The Series A Warrants have an exercise price of $6.540 per share and may be exercised at any time until the five-year anniversary of the date of issuance, subject to a beneficial ownership limitation of 4.99%. The Pre-Funded Warrants and Series A Warrants were issued pursuant to a Warrant Agency Agreement between the Company and Equity Stock Transfer, LLC. The Series A Warrants and the Representative’s Warrants, largely have the same terms and conditions, except the Representative’s Warrants were not exercisable until May 21, 2025 and are subject to a 180-day lock-up prior to being transferable. The Series A Warrants and Representative’s Warrants may, at the option of the holder be settled upon a change of control at the Black-Scholes value, as defined in the agreement. Upon a change of control the holder may receive cash, other assets or shares of the successor entity, depending on the specific nature of the change of control transaction and the settlement options afforded to the holders of common stock. The Company analyzed the Pre-Funded Warrants, the Series A Warrants, and the Representative’s Warrants (collectively the “Offering Warrants”) in accordance with ASC Topic 480, Distinguishing Liabilities from Equity and ASC Topic 815, Derivatives and Hedging. Management concluded that the Offering Warrants meet all the requirements for equity classification. Since the Offering Warrants meet the requirements for equity classification and the Offering represents an arms-length cash transaction, the Common Units and Pre-Funded Units will be recorded in equity based on the proceeds received, net of issuance costs.

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

Equity-Based Stock Warrants

July 2025 Warrant Inducement Agreement

On July 21, 2025, the Company entered into the Inducement Letters with the Holders of certain Existing Warrants issued in the Offering from November 2024 to purchase up to 1,477,596 shares of common stock. The Existing Warrants had an exercise price of $6.54 per share. Pursuant to the Inducement Letter, the Company agreed to reduce the exercise price of the Existing Warrants to $1.723 per share and the Holders agreed: (i) to exercise Existing Warrants to purchase 855,000 shares of Company common stock for $1.723 per share; and (ii) to prepay $1.722 per share of the reduced exercise price for Existing Warrants to purchase 622,596 shares of Company common stock in consideration of the Company further reducing the exercise price of such Existing Warrants to purchase 622,596 shares of Company common stock to $0.001 per share with a modified exercise term of 5.5 years. In consideration of the foregoing, the Company agreed to issue the Holders new Inducement Warrants to purchase up to a number of shares of Company common stock equal to 100% of the number of shares of Company common stock underlying the Existing Warrants, comprised of new Series B warrants to purchase up to 1,477,596 shares of common stock at $1.723 per share with an exercise term of 5.5 years from the initial exercise date. In addition, the Company issued 88,656 Placement Agent Warrants at $2.671 per share with an exercise term of 5 years. The Company received total gross proceeds of approximately $2.5 million, less expenses paid to the Placement Agent of approximately $0.3 million. Upon a change in control, the holder of warrants outstanding after the inducement transaction may receive cash, other assets or shares of the successor entity, depending on the specific nature of the change of control transaction and the settlement options afforded to the holders of common stock. All warrants issued or modified by the transaction meet the requirements for equity classification pursuant to ASC Sub-Topic 815-40.

At issuance the Inducement Warrants and the Placement Agent Warrants had a fair value of $1.56 and $1.50 per share, respectively, which was determined using a Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model included the following: (1) fair value of common stock on the measurement date; (2) discount rate of 3.93 or 3.88% based on the daily yield curve rates for U.S. Treasury obligations, (3) the contractual term of the warrants and (4) expected volatility of approximately 150% and 151% based on the historical volatility of comparable companies' stock, respectively. Due to the relative volume of Series A Warrants and Placement Agent Warrants issued compared with the Company’s outstanding shares, the Company's stock price was adjusted for the effects of dilution.

The Company accounted for the Inducement Letter as a capital transaction for the cash proceeds received, net of issuance costs. As a result of the application of ASC Sub-topic 815-40, the Company considered the modification of the Existing Warrants and the issuance of the Inducement Warrants to represent a cost of the capital transaction.

The Company may not effect the exercise of certain Inducement Warrants, which upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the Holder (together with its affiliates) to exceed 4.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage of ownership is determined in accordance with the terms of such Inducement Warrants.

Subsequent to the Inducement Letter, 622,596 modified Existing Warrants were exercised at the remaining exercise price of $0.001 per share. The table below reflects the Existing Warrants modification, exercise and issuance as 1,477,596 Existing Warrants exercised at a weighted average exercise price of $1.723 per share, which is less than the previous $6.54 exercise price, and 1,477,596 Inducement Warrants granted at a weighted average exercise price of $1.723 per share.

The Company will periodically grant warrants to investors in connection with equity financing or to third-party service providers in exchange for services rendered. The following table summarizes the stock warrant activity for the  six months ended September 30, 2025:

		Weighted-Average
		Exercise Price
	Warrants	Per Share

Outstanding, March 31, 2025	1,934,874	$5.886
Granted	1,566,252	1.777
Exercised	(1,753,297)	1.453
Forfeited	(961)	0.017

Outstanding and exercisable, September 30, 2025*	1,746,868	$2.580

*	Amount includes 33,131 common warrants; 180,641 Representative's Warrants, 55,500 Series A Warrants and 1,477,596 Series B Warrants.

The unrecognized compensation expense at September 30, 2025 for warrants issued to third-party service providers was $0. During the three and six months ended September 30, 2025 and 2024, the Company recorded stock-based compensation - warrant expense of $0 and less than $0.1 million, respectively.

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

Employment Agreements

The Company has agreements with key employees to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain employees and officers in the event of termination. In total, these benefits would amount to a range of $1.9 million to $2.5 million using the rate of compensation in effect at September 30, 2025.

Fractional Shares

On November 1, 2024, the Company received notice from the Depository Trust and Clearing Corporation ("DTCC") on behalf of the brokerage firms that hold the shares of Company common stock held in “street name” that in connection with the rounding of fractional shares in connection with the Reverse Stock Split, the Company would need to issue 271,846 shares of common stock for the rounding of shares. The Company does not believe the number of shares being requested is correct based on the historical number of shareholders of its common stock and is aware of similar anomalies in recent months for other companies completing a Reverse Stock Split. The Company does not intend to issue any shares in connection with the fractional shares and has concluded that an obligation should not be recorded in its financial statements. The Company is not currently subject to any pending litigation as a result of the fractional roundup shares.

Note 5 – Related Party Transactions

On December 21, 2021, the Company entered into a license agreement with a company controlled by a significant stockholder of the Company (“Licensee”). On July 7, 2023, the Company and the Licensee entered into an Exclusive License Termination Agreement (the “Termination Agreement”) in exchange for the issuance, upon the closing of the Company’s initial public offering within one year of the agreement’s execution, of a warrant to purchase shares of the Company for a variable number of shares. The variable number of shares issued was based upon a fixed value of $8.0 million divided by the price per share in the offering. The warrants were exercisable at a price of $0.02 per share and may be exercised any time after the issuance date, subject to a beneficial ownership limitation, and expired five years from the original issuance. The warrants did not provide voting rights, dividend rights, and other rights of a shareholder prior to exercise. The shares underlying the warrant were subject to a lockup agreement for a period of six months after the closing of the offering with respect to 12.5% of the shares issued and twelve months after the closing of the offering for the remainder of the shares. The Company agreed to register the resale of the shares of common stock underlying the warrant upon a notice of 20 business days by the Warrant holder. The completion of the Company’s IPO fixed the number of warrant shares issuable and the Company re-classified the Warrant to additional paid in capital as it met the requirements for equity classification.

On January 29, 2024, pursuant to the Termination Agreement, the Company issued a warrant to purchase 80,000 shares (the “Warrant”) pursuant to the Termination Agreement to the Licensee. In August 2025, 54,400 shares of the Warrant, with an exercise price of $0.02, were exercised on a cashless basis for 53,569 shares of the Company's common stock.

Note 6 – Subsequent Events

In October 2025, the Company sold 682,501 Shares pursuant to the ATM Agreement for net proceeds of approximately $0.8 million.

In October 2025, the Company sold 10,000 Shares pursuant to the Purchase Agreement for net proceeds of approximately $11 thousand.

On October 30, 2025, the Company held its' Annual Stockholder Meeting. In that Annual Meeting, among other items, our stockholders approved i) an amendment to our amended and restated certificate of incorporation (the "Amendment”) to effect the reverse stock split at a ratio in the range of 1-for-2 to 1-for-25, with such ratio to be determined in the discretion of our board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by our board of directors in its sole discretion prior to the one-year anniversary of the Annual Meeting; ii) our amended and restated 2023 Equity Incentive Plan; and iii) the issuance of more than 20% of our issued and outstanding common stock pursuant to the purchase agreement with Lincoln Park Capital Fund, LLC.

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

Recent Developments

We held our annual meeting of stockholders (the "Annual Meeting") on October 30, 2025. In that Annual Meeting, among other items, our stockholders approved i) an amendment to our amended and restated certificate of incorporation (the "Amendment”) to effect the reverse stock split at a ratio in the range of 1-for-2 to 1-for-25, with such ratio to be determined in the discretion of our board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by our board of directors in its sole discretion prior to the one-year anniversary of the Annual Meeting; ii) our amended and restated 2023 Equity Incentive Plan; and iii) the issuance of more than 20% of our issued and outstanding common stock pursuant to the purchase agreement with Lincoln Park Capital Fund, LLC.

In October 2025, we announced the issuance of a new U.S. patent covering aspects of our platform technology enabling precision nerve-targeted therapies in cardiology, further strengthening our intellectual property position. Additionally, we strengthened our intellectual property portfolio with the issuance of two new patents during the quarter ended September 30, 2025. U.S. Patent No. 12,295,646 relates to a smart torquer device designed to enhance the manipulation of elongated intravascular devices during minimally invasive procedures, while integrating electronic components to facilitate both mechanical control and data communication, while European Patent No. 3,697,298 relates to use of its proprietary technology to collect and process sensing data for real-time physiological monitoring with broad application use that includes coronary artery/vagal nerve mapping, arterial/renal mapping, bladder/lower urinary tract applications, robotic prosthetics and implants, and central nervous system monitoring for neurotherapy.

During the quarter ended September 30, 2025, we also had multiple abstracts highlighting the technology and early PoC results was accepted for podium presentation at the 2025 Cardiovascular and Interventional Radiological Society of Europe (CIRSE) Annual Congress in Barcelona and at the Transcatheter Cardiovascular Therapeutics (TCT) 2025 Annual Scientific Conference in San Francisco.

In September 2025, we reported longer-term post-hoc data from the initial phase of our first-in-human PoC study in pancreatic cancer pain. Among responders, mean pain reduction was approximately 66% (mean 5.08-point improvement on the visual analog scale), and 100% of responders were opioid-free at three months post-procedure. Improvements were also observed across multiple quality-of-life measures, including sleep, energy, and daily activity levels.

In August 2025, we announced the completion of the final design review of our first-of-its-kind intravascular nerve-sensing catheter, an important step in preparation for U.S. clinical studies.

On August 25, 2025, we entered into a Purchase Agreement with Lincoln Park, under which, subject to specified terms and conditions, we may sell up to $15.0 million in shares of our common stock. The net proceeds we receive under the Purchase Agreement will depend on i) the frequency of sales; ii) the number of shares sold; and iii) the prices at which we sell shares to Lincoln Park. We also paid offering costs of less than $0.1 million and issued 261,932 Commitment Shares to Lincoln Park in consideration for its commitment to purchase shares of our common stock under the Purchase Agreement from time to time at our direction.

On August 25, 2025, we increased the aggregate sales price the Shares that may be sold pursuant to the February 28, 2025 Agreement with the Agent, by $1.4 million. As of September 30, 2025, the revised aggregate sales price of Shares that may be sold under the Agreement represents $3.5 million. As of September 30, 2025, we had sold 1,682,685 Shares for net proceeds of approximately $2.5 million, including $0.5 million for the three-month period ending September 30, 2025. As of September 30, 2025, we had sold 1,682,685 Shares, including 378,425 Shares during the three-month period ending September 30, 2025. We paid offering costs of less than $0.1 million. See Note 6 - Subsequent Events for additional information regarding events occurring after September 30, 2025.

On July 21, 2025, we entered into Inducement Letters with the Holders of certain Existing Warrants issued in the offering we completed in November 2024 to purchase up to 1,477,596 shares of common stock. The Existing Warrants had an exercise price of $6.54 per share. Pursuant to the Inducement Letter, we agreed to reduce the exercise price of the Existing Warrants to $1.723 per share and the Holders agreed: (i) to exercise Existing Warrants to purchase 855,000 shares of our common stock for $1.723 per share; and (ii) to prepay $1.722 per share of the reduced exercise price for Existing Warrants to purchase 622,596 shares of our common stock in consideration of our further reducing the exercise price of such Existing Warrants to purchase 622,596 shares of our common stock to $0.001 per share with a modified exercise term of 5.5 years. In consideration of the foregoing, we agreed to issue the Holders new Inducement Warrants to purchase up to a number of shares of our common stock equal to 100% of the number of shares of our common stock underlying the Existing Warrants, comprised of new Series B warrants to purchase up to 1,477,596 shares of our common stock at $1.723 per share with an exercise term of 5.5 years from the initial exercise date. In addition, we issued 88,656 Placement Agent Warrants at an exercise price of $2.671 per share with an exercise term of 5 years. We received total gross proceeds of approximately $2.5 million, less cash expenses paid to the Placement Agent and others of approximately $0.3 million.

Results of Operations for the Three and Six Months Ended September 30, 2025 Compared to the Three and Six Months Ended September 30, 2024

Below is a summary of the results of operations (in thousands):

	Three Months Ended September 30,
			Change	Change
	2025	2024	( $ )	( % )
Operating expenses:
Research and development	$2,367	$1,174	$1,193	102%
General and administrative	5,167	1,662	3,505	211%
Total operating expenses	$7,534	$2,836	$4,698	166%

	Six Months Ended September 30,
			Change	Change
	2025	2024	( $ )	( % )
Operating expenses:
Research and development	$3,960	$2,128	$1,832	86%
General and administrative	6,995	3,461	3,534	102%
Total operating expenses	$10,955	$5,589	$5,366	96%

Research and Development Expense

Research and development expense was $2.4 million for the three months ended September 30, 2025 compared to $1.2 million for the same period in 2024. This $1.2 million increase was driven primarily by an increase in stock-based compensation - option expense of $0.5 million, due to the stock option cancellation agreements, and an increase in all other research and development expenses of $0.7 million, driven primarily by an increase in our clinical trials and product development costs. We expect to incur increased research and development costs in the future as we continue with our clinical trials and product development costs.

Research and development expense was $4.0 million for the six months ended September 30, 2025 compared to $2.1 million for the same period in 2024. This $1.9 million increase was driven primarily by an increase in stock-based compensation - option expense of $0.5 million, due to the stock option cancellation agreements, and an increase in all other research and development expenses of $1.4 million, driven primarily by an increase in our clinical trial and product development costs. We expect to incur increased research and development costs in the future as we continue with our clinical trials and product development costs.

General and Administrative Expense

General and administrative expense was $5.2 million for the three months ended September 30, 2025 compared to $1.7 million for the same period in 2024. This $3.5 million increase was driven primarily by an increase in stock-based compensation - option expense of $2.9 million, mainly due to the stock option cancellation agreements, and an increase in legal and professional fees of $0.6 million.

General and administrative expense was $7.0 million for the six months ended September 30, 2025 compared to $3.5 million for the same period in 2024. This $3.5 million increase was driven primarily by an increase in stock-based compensation - option expense of $2.9 million, mainly due to the stock option cancellation agreements, and an increase in legal and professional fees of $0.8 million, offset by a decrease in officer and employee compensation and benefits of $0.1 million and a decrease in other expenses of $0.1 million.

Interest expense

For the three and six months ended September 30, 2025 and 2024, we had interest expense of $0 and $0, respectively, and less than $0.1 million and less than $0.1 million, respectively, related to the amortization of debt discount.

Interest income

For the three and six months ended September 30, 2025 and 2024, we had interest income of less than $0.1 million and $0.2 million, respectively, and less than $0.1 million and $0.2 million, respectively.

Liquidity and Capital Resources

On September 30, 2025, we had cash of $7.5 million and working capital of $6.4 million. We have historically funded our operations from proceeds from debt and equity sales. We estimate our current cash resources are sufficient to fund our operations into but not beyond the third calendar quarter of 2026.

We will need to raise additional capital to meet our obligations and execute our business plan. We estimate that we will require additional financing of approximately $30 to $36 million to fund our operations to commercialization of our first indication. The timing and costs of clinical trials are difficult to predict and trial plans may change in response to evolving circumstances and as such the foregoing estimates may prove to be inaccurate. If we are unable to raise sufficient funds, we will be required to develop and implement an alternative plan to further extend payables, reduce overhead or scale back our business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. We recognize the need to raise additional capital to continue to execute our business plan, including obtaining regulatory clearance for our products currently under development and commercializing and generating revenues from products under development. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. A failure to raise sufficient capital, generate sufficient product revenues, control expenditures and regulatory matters, among other factors, will adversely impact our ability to meet our financial obligations as they become due and payable and to achieve our intended business objectives. If we are unable to raise sufficient additional funds, we will have to scale back our operations.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $6.4 million during the six months ended September 30, 2025, consisting of a net loss of $10.8 million and a decrease in operating assets and liabilities of $0.2 million due to a decrease in operating liabilities of $0.2 million. The change in operating assets and liabilities included uses of cash from a net decrease in accounts payable and accrued expenses of $0.2 million. Non-cash items primarily consisted of stock-based compensation of $4.3 million and the issuance of common stock for equity line of credit commitment fee of $0.3 million.

Cash used in investing activities

Net cash used in investing activities was $0 for the six months ended September 30, 2025.

Net cash used in investing activities was $5 thousand for the six months ended September 30, 2024 related to the purchase of computer hardware and software.

Cash provided by financing activities

Net cash provided by financing activities was $4.8 million for the six months ended September 30, 2025. During the six months ended September 30, 2025, we had gross proceeds from the issuance of common stock of $2.6 million and gross proceeds from warrant inducements of $2.6 million. During the six months ended September 30, 2025, we also paid $0.1 million in direct financing costs for the issuance of common stock and $0.3 million in direct financing costs for warrant inducements.

Net cash provided by financing activities was $0 for the six months ended September 30, 2024.

Contractual Obligations and Commitments

None.

Employment Arrangements

We have agreements with key employees to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain employees and officers in the event of termination. In total, these benefits would amount to a range of $1.9 million to $2.5 million using the rate of compensation in effect at September 30, 2025.

Off-balance Sheet Arrangements

As of September 30, 2025 and March 31, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Under the supervision, and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness, as of September 30, 2025, of our disclosure controls and procedures. Based upon such evaluation and due to both the limited staffing of the Company at its early stage of development and the existence of the material weaknesses in our internal control over financial reporting described below, our CEO and CFO have concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As previously disclosed in our Form 10-K filed with the SEC on May 29, 2025, our management concluded that our internal control over financial reporting was, and continues to be, ineffective as of September 30, 2025 due to material weaknesses in our internal controls arising from a lack of segregation of duties; general technology controls; and financial statement reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to our risk factors from those set forth in our Form 10-K filed with the SEC on May 29, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of securities by the Company during the period covered by this Report that have not been previously reported in a Current Report on Form 8-K.

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

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc. (incorporated by reference from exhibit 2.1 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)
3.2	Amended and Restated Bylaws of Autonomix Medical, Inc. dated August 12, 2025 (incorporated by reference from exhibit 3.4 of the Form 10-Q, filed August 13, 2025)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc., filed with the Secretary of State of the State of Delaware (incorporated by reference from exhibit 3.1 of the Form 8-K filed October 28, 2024)
3.4	Amended and Restated Bylaws of Autonomix Medical, Inc. dated August 12, 2025 (incorporated by reference from exhibit 3.4 of the Form 10-Q filed August 13, 2025)
4.1	Form of Inducement Warrant (incorporated by reference from exhibit 4.1 of the Form 8-K filed July 22, 2025)
10.1	Form of Inducement Letter (incorporated by reference from exhibit 10.1 of the Form 8-K filed July 22, 2025)
10.2	Stock Option Cancellation and Severance Agreement between Autonomix Medical, Inc. and Brad Hauser dated August 11, 2025 (incorporated by reference from exhibit 10.2 of the Form 10-Q filed August 13, 2025)
10.3	Stock Option Cancellation and Severance Agreement between Autonomix Medical, Inc. and Trent Smith dated August 11, 2025 (incorporated by reference from exhibit 10.3 of the Form 10-Q filed August 13, 2025)
10.4	Stock Option Cancellation and Severance Agreement between Autonomix Medical, Inc. and Landy Toth dated August 11, 2025 (incorporated by reference from exhibit 10.4 of the Form 10-Q filed August 13, 2025)
10.5	Stock Option Cancellation and Severance Agreement between Autonomix Medical, Inc. and Robert Schwartz dated August 11, 2025 (incorporated by reference from exhibit 10.5 of the Form 10-Q filed August 13, 2025)
10.6 (2)	Purchase Agreement, dated August 25, 2025, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference from exhibit 10.1 of the Form 8-K filed August 26, 2025)
10.7	Registration Rights Agreement, dated August 25, 2025, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference from exhibit 10.2 of the Form 8-K filed August 26, 2025)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)

The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

(2)

Annexes, schedules and/or exhibits have been omitted pursuant to Item 601 (a)(5) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONOMIX MEDICAL, INC.

SIGNATURE	TITLE	DATE

/s/ Brad Hauser	Chief Executive Officer and President	November 12, 2025
Brad Hauser	(principal executive officer)

/s/ Trent Smith	Chief Financial Officer and Executive Vice-President	November 12, 2025
Trent Smith	(principal financial and accounting officer)