Form 10-Q
period 2025-12-31
Autonomix Medical, Inc.
filed 2026-02-11
CIK 1617867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

The number of shares of the Company's outstanding common stock as of February 5, 2026 was 11,409,344.

Autonomix Medical, Inc.

Index to Unaudited Condensed Financial Statements

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Autonomix Medical, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except par value and share data)	As of
	December 31,	March 31,
	2025	2025

Assets
Current assets:
Cash and cash equivalents	$9,934	$9,136
Other current assets	257	473
Total current assets	10,191	9,609
Noncurrent assets:
Property and equipment, net	20	21
Deferred offering costs	-	176
Total noncurrent assets	20	197

Total Assets	$10,211	$9,806

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$714	$676
Accrued expenses	936	1,031
Total current liabilities	1,650	1,707

Total Liabilities	$1,650	$1,707

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	$-	$-
Common stock, $0.001 par value, 500,000,000 shares authorized, 11,409,344 and 2,497,033 shares issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	11	2
Additional paid-in capital	72,977	58,476
Accumulated deficit	(64,427)	(50,379)
Total Stockholders' Equity	8,561	8,099

Total Liabilities and Stockholders' Equity	$10,211	$9,806

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands, except share and per share data)	2025	2024	2025	2024

Operating expenses:
Research and development	$1,724	$1,044	$5,684	$3,172
General and administrative	1,619	1,703	8,613	5,164
Total operating expenses	3,343	2,747	14,297	8,336

Loss from operations	(3,343)	(2,747)	(14,297)	(8,336)

Other income (expense):
Interest expense	-	(45)	-	(130)
Interest income	82	80	248	247

Total other income, net	82	35	248	117

Loss before income taxes	(3,261)	(2,712)	(14,049)	(8,219)

Income taxes	-	-	-	-

Net loss	$(3,261)	$(2,712)	$(14,049)	$(8,219)

Loss per share - basic and diluted	$(0.36)	$(1.46)	$(2.41)	$(5.72)

Weighted average shares outstanding - basic and diluted	8,955,809	1,851,910	5,835,213	1,437,982

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Stockholders' Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
(in thousands)	Shares	Amount	Capital	Deficit	Equity

Balance March 31, 2024	943	$1	$46,596	$(38,969)	$7,628

Net loss	-	-	-	(2,699)	(2,699)
Stock-based compensation	-	-	360	-	360
Issuance of common stock - warrants exercised	20	-	-	-	-

Balance June 30, 2024	963	1	46,956	(41,668)	5,289

Net loss	-	-	-	(2,807)	(2,807)
Stock-based compensation	-	-	445	-	445
Issuance of common stock	12	-	101	-	101
Issuance of common stock - warrants exercised	177	-	-	-	-

Balance September 30, 2024	1,152	1	47,502	(44,475)	3,028

Net loss	-	-	-	(2,712)	(2,712)
Stock-based compensation	-	-	418	-	418
Issuance of common shares and equity classified warrants, net of offering costs	616	-	8,972	-	8,972
Issuance of common stock - warrants exercised	695	1	-	-	1

Balance December 31, 2024	2,463	$2	$56,892	$(47,187)	$9,707

Balance March 31, 2025	2,497	2	58,476	(50,379)	8,099

Net loss	-	-	-	(3,337)	(3,337)
Stock-based compensation	-	-	388	-	388
Issuance of common stock, net of offering costs	1,304	2	1,880	-	1,882
Issuance of common stock - warrants exercised	222	-	-	-	-

Balance June 30, 2025	4,023	4	60,744	(53,716)	7,032

Net loss	-	-	-	(7,450)	(7,450)
Stock-based compensation	-	-	138	-	138
Stock option cancellations, unamortized stock-based compensation	-	-	3,732	-	3,732
Issuance of common stock - warrants exercised, net of costs	1,531	1	2,253	-	2,254
Issuance of common stock, net of costs	378	1	472	-	473
Issuance of common stock for equity line of credit commitment fee	262	-	267	-	267

Balance September 30, 2025	6,194	$6	$67,606	$(61,166)	$6,446

Net loss	-	-	-	(3,261)	(3,261)
Stock-based compensation	-	-	2	-	2
Issuance of common stock, net of costs	713	1	859	-	860
Issuance of pre-funded warrants, net of costs	-	-	4,510	-	4,510
Issuance of common stock - warrants exercised	4,502	4	-	-	4

Balance December 31, 2025	11,409	$11	$72,977	$(64,427)	$8,561

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
(in thousands)	2025	2024

Cash Flows from Operating Activities:
Net loss	$(14,049)	$(8,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	528	1,223
Stock option cancellations	3,732	-
Depreciation and amortization expense	9	135
Issuance of common stock for equity line of credit commitment fee	267	-
Issuance of common stock, net of discount for lack of marketability	-	101
Changes in operating assets - decrease:
Other current assets	216	675
Changes in operating liabilities - (decrease)/increase:
Accounts payable	2	(261)
Accrued expenses	(95)	597
Net cash used in operating activities	(9,390)	(5,749)

Cash Flows from Investing Activities:
Purchase of property and equipment	(7)	(10)
Net cash used in investing activities	(7)	(10)

Cash Flows from Financing Activities:
Gross proceeds from issuance of common stock	3,531	-
Direct financing costs for issuance of common stock	(141)	-
Gross proceeds from warrant inducement	2,546	-
Direct transaction costs for warrant inducement	(291)	-
Gross proceeds from issuance of pre-funded warrants	4,995	-
Direct financing costs for issuance of pre-funded warrants	(450)	-
Gross proceeds from issuance of common stock, pre-funded and common warrants	-	10,025
Direct transaction costs for issuance of common stock, pre-funded and common warrants	-	(1,052)
Gross proceeds from exercise of warrants	5	1
Net cash provided by financing activities	10,195	8,974

Net increase in cash and cash equivalents	798	3,215

Cash and cash equivalents, at beginning of period	9,136	8,608

Cash and cash equivalents, at end of period	$9,934	$11,823

Supplemental cash flow disclosures:
Non-cash financing activities:
Recognition of deferred offering costs associated with issuance of common stock	$(176)	$-
Warrants issued for equity issuance costs	$-	$479
Cashless exercise of warrants	$1	$39
Direct financing costs included in accounts payable	$36	$-

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

The Company is developing a proprietary platform intended to enable real-time nerve signal detection and targeted energy delivery, with the goal of improving the precision and safety of interventional procedures addressing conditions associated with nerve dysfunction. The Company’s technology is being evaluated in clinical and pre-clinical settings and is intended for use in interventional pain management, cardiovascular and pulmonary therapeutic applications.

Liquidity and Going Concern

For the three and nine months ended December 31, 2025 and 2024, the Company incurred net losses of $3.3 million and $2.7 million, respectively, and $14.0 million and $8.2 million, respectively. For the nine months ended December 31, 2025 and 2024, the Company had net cash flows used in operating activities of $9.4 million and $5.7 million, respectively. The Company had no revenues for the three and nine months ended December 31, 2025 and 2024, respectively, and an accumulated deficit of $64.4 million, working capital of $8.5 million and cash of $9.9 million as of December 31, 2025. The Company does not expect to generate positive cash flows from operating activities in the near future.

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

Offering and Financing Costs

Offering costs consist of professional costs incurred through the balance sheet date that are direct and incremental related to the Company’s equity financing activities. Specifically, offering costs were incurred during the Company’s ATM Agreement, and subsequent increase, Inducement Letter, and Purchase Agreement. The Company includes offering costs in additional paid-in capital, to the extent there is sufficient cash proceeds, upon completion of the sale of equity. Costs associated with salaries and other period costs are expensed as incurred.

Property and Equipment

Property and equipment (comprised of computer and information technology equipment) are stated at historical cost and depreciated on a straight-line basis over their estimated useful lives, generally three years. Upon disposition of the assets, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

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

The Company did not have any assets or liabilities measured at fair value as of December 31, 2025 and March 31, 2025.

The Company accounted for the Purchase Agreement as a derivative asset measured at fair value on an on-going basis. At inception and as of December 31, 2025, the fair value of the derivative asset generated from the Purchase Agreement is $0.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of reported assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2025 and March 31, 2025 the Company determined a full valuation allowance was required to offset its deferred tax assets as a result of recurring operating losses.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740-10 which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on its tax return. The Company evaluates and records any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon examination and ultimate settlement with the tax authorities in the tax jurisdictions in which it operates. As of December 31, 2025 and March 31, 2025 the Company had no uncertain tax positions.

The Company does not expect to pay any significant federal, state, or foreign income taxes in its fiscal year 2026 (ending March 31, 2026) as a result of the losses recorded during the nine months ended December 31, 2025 and the additional losses expected for the remainder of its fiscal year 2026 and cumulative net operating loss carryforwards. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

The Company recorded no income tax provision for the three and nine months ended December 31, 2025 and 2024, respectively. The effective tax rate for the three and nine months ended December 31, 2025 and 2024 is zero. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

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

Generally, the Company's warrants issued to investors in connection with capital transactions are participating securities as the holders receive the right to participate pro rata in distributions, but they are not obligated to fund losses. In periods of loss, since no income is allocated to these securities, the Company's use of the "treasury stock method" derives the same result. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted calculation for the entire period being presented.

As of December 31, 2025 and 2024, dilutive securities that were not included in the calculations of the loss per common share because they would be anti-dilutive included the following:

	December 31,
	2025	2024

Equity based warrants to purchase common shares	4,334	87,531
Convertible Notes - common shares (1)	-	33,250
Bridge Financing Warrants	25,003	25,003
Stock options granted under Company's incentive plan	13,500	235,983
Series A warrants	55,500	1,533,096
Series B warrants	1,477,596	-
Representative warrants	180,641	91,985
Series C warrants	9,003,332	-

Total potentially dilutive securities	10,759,906	2,006,848

(1) Shares for the convertible note proceeds received

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising

It is the Company's policy to expense advertising costs as incurred. Advertising expenses are included within general and administrative expenses within the statement of operations. For the three and nine months ended December 31, 2025, the Company recorded no advertising expenses. For the three and nine months ended December 31, 2024, the Company recorded $0 and less than $0.1 million, respectively, of advertising expenses.

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

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances its' technology through all stages of development and clinical trials and, ultimately, seeks regulatory approval.

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

Recent Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-12 Codification Improvements: The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in this update in an interim period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. An entity may elect to early adopt the amendments on an issue-by-issue basis. An entity should apply the amendments in this update (except for the amendments to Topic 260, Earnings Per Share) using one of the following transition methods: 1. Prospectively to all transactions recognized on or after the date that the entity first applies the amendments 2. Retrospectively to the beginning of the earliest comparative period presented. An entity should adjust the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) as of the beginning of the earliest comparative period presented. An entity may elect the transition method on an issue-by-issue basis. For the amendments in this update to Topic 260, an entity should apply the amendments retrospectively to each prior reporting period presented in the period of adoption. The Company is currently evaluating the new guidance to determine the impact it  may have on its financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements: The amendments in this update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities. Early adoption is permitted for all entities. The amendments in this update can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it  may have on its financial statements and related disclosures.

In  November 2024 and January 2025, the FASB issued ASU 2024-03 and ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments to the standards are effective for fiscal years beginning after  December 15, 2026, and for interim periods within fiscal years beginning after  December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it  may have on its financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for the Company’s fiscal years beginning after December 15, 2024. The Company is currently evaluating the new guidance to determine the impact it  may have on its financial statements and related disclosures.

There are no other effective pronouncements, or pronouncements issued but not yet effective, if adopted, that management believes would have a material effect on the accompanying financial statements.

Note 2 – Convertible Notes Payable

On September 9, 2023, the Company's Board authorized an offering of up to $2.0 million in unsecured, non-interest-bearing convertible promissory notes (the “Notes”) and accompanying warrants (the “Bridge Financing Warrants”) (collectively, the “Bridge Offering”) which Notes were to mature on December 31, 2025. The Notes provided that, on the closing date of the IPO, the outstanding principal would be automatically converted into common stock at the conversion price of $40.00. Each dollar in principal amount of Notes purchased was accompanied by a five-year Bridge Financing Warrant to purchase approximately 0.0125 shares of common stock with an exercise price of $20.00 per share. The Company recorded the Bridge Financing Warrants as a discount to the Notes.

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

Warrants - Convertible Promissory Notes

From  September to December 2023, the Company issued the Notes with the detachable Bridge Financing Warrants. The Company utilized a Monte Carlo simulation model to determine the fair value of each Bridge Financing Warrant. The key inputs to the Monte Carlo simulation used to determine the fair value of each warrant include, the Company’s stock price fair value which was determined through a back solve calculation such that the stock price results in the average total value of the Notes and the Bridge Financing Warrants being equal to the cash proceeds received, volatility based on a selection of publicly held peer companies of 101.88%, expected term of 5 years, risk free rate of 4.40%, discount rate of 20.00% and a discount for lack of marketability of 15.77%.

During the three and nine months ended December 31, 2025, the Company recorded no interest expense. During the three and nine months ended December 31, 2024, the Company recorded less than $0.1 million and $0.1 million, respectively, in interest expense related to the amortization of the debt discount.

The following table presents a summary of activity for the Bridge Financing Warrants issued in connection with the Notes:

		Weighted-Average
		Exercise Price
	Warrants	Per Share

Outstanding and exercisable, March 31, 2025	25,003	$20.00

Outstanding and exercisable, December 31, 2025	25,003	$20.00

Note 3 – Equity

On November 29, 2023, the Company’s Board and applicable shareholders approved an amendment to the Company’s certificate of incorporation that increased the authorized shares to 500,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.001 per share. The specific rights of the preferred stock shall be determined by the Board.

Preferred Stock

As of December 31, 2025, the Company had no shares of preferred stock outstanding.

Restricted Stock

On February 15, 2024, the Company issued 1,750 restricted shares of common stock to the Company's marketing consultant at the closing price of $76.00 of the Company's common stock. The total value of these shares was $133,000. These shares vested monthly over a 12-month period beginning on the issue date.

The following table summarizes stock-based compensation related to restricted stock as follows:

	Three Months Ended December 31,
	2025	2024
Recognized in general and administrative expense	$—	$33,250

Total	$—	$33,250

	Nine Months Ended December 31,
	2025	2024
Recognized in general and administrative expense	$—	$99,750

Total	$—	$99,750

As of December 31, 2025, there was no unrecognized stock-based compensation expense related to restricted stock.

Common Stock

On February 28, 2025, the Company entered into an At Market Issuances Sales Agreement (the "ATM Agreement") with Ladenburg, Thalmann & Co. Inc. (the "Agent"). Pursuant to the terms of the ATM Agreement, the Company was initially able to sell from time to time through the Agent, as sales agent or principal, shares of its common stock with an initial aggregate sales price of up to $2.1 million. On August 25, 2025, the Company increased the aggregate sales price of shares of its common stock that may be sold pursuant to the ATM Agreement by $1.4 million. As of December 31, 2025, the revised aggregate sales price of shares that may be sold under the ATM Agreement was $3.5 million. As of December 31, 2025, the Company sold 2,386,216 shares for net proceeds of approximately $3.4 million. The Company paid offering costs of $0.1 million.

On August 25, 2025, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which, subject to specified terms and conditions, the Company may sell up to $15.0 million in shares of the Company’s common stock. The Company's net proceeds under the Purchase Agreement will depend on i) the frequency of sales; ii) the number of shares sold; and iii) the prices at which we sell shares to Lincoln Park. The Company also issued 261,932 shares of Company common stock (the “Commitment Shares”) to Lincoln Park in consideration for its commitment to purchase shares of Company common stock under the Purchase Agreement from time to time at the Company’s direction. As of December 31, 2025, the Company has sold 10,000 shares of the Company's common stock under the Purchase Agreement. The Company paid transaction expenses of $0.3 million.

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

In August 2023, the Plan was amended to allow for an automatic increase of the available shares for issuance, whereby on the 1st of each fiscal year, beginning on April 1, 2024 and ending on (and including) April 1, 2033 in an amount equal to five percent (5%) of the total number of shares of the Company's common stock outstanding on the March 31st immediately preceding the applicable date. However, the Board may act prior to the automatic increase of a given year to provide that there will be no increase for such year, or that the increase for such year will be a lesser number of shares of the Company's common stock. On April 1, 2024 and 2025, the Plan was increased by 47,116 and 124,852 shares, respectively.

In July 2025, the Company entered into stock option cancellation agreements with certain employees to cancel an aggregate of 57,331 stock options. Employees that elected to cancel their stock options were granted severance agreements for three, six or nine months of their base salary (under certain conditions). On August 11, 2025, the Company entered into stock option cancellation agreements with Board members and certain officers of the Company to cancel an aggregate of 177,652 stock options. The Company's Board members included Mr. Walter Klemp, Executive Chairman of the Board; Ms. Lori Bisson, Executive Vice Chairman of the Board; and Mr. Chris Capelli, Director, respectively, and included amounts of 8,773; 65,542; and 3,750, respectively. The Company's officers included Mr. Brad Hauser, Chief Executive Officer and President; Mr. Landy Toth, Chief Technology Officer; Mr. Robert Schwartz, Chief Medical Officer; and Mr. Trent Smith, Chief Financial Officer, respectively, and included amounts of 45,000; 8,773; 13,159; and 32,655, respectively. Mr. Hauser was granted three months of his base salary, in addition to the twelve months of his base salary per his July 17, 2024 employment agreement. Mr. Toth and Mr. Schwartz were granted severance agreements that amounted to nine months of their base salary. Mr. Smith was granted three months of his base salary, in addition to the nine months of his base salary per his July 24, 2023 employment agreement. For the nine months ended December 31, 2025, as a result of the cancellation, the Company accelerated the recognition of $3.7 million of stock-based compensation expense. In exchange for the cancellation of the stock options, the Company entered into severance agreements with the certain employees, Board members and officers of the Company to provide the terms and conditions that would govern salary and benefits in the event of any future reductions in force. This was accounted for as a repurchase for no consideration.

The following table summarizes the stock option activity for the nine months ended December 31, 2025:

		Weighted-Average
		Exercise Price
	Options	Per Share

Outstanding, March 31, 2025	243,483	$32.72
Granted	5,000	1.85
Forfeited	(234,983)	33.67

Outstanding, December 31, 2025	13,500	$4.75

Exercisable, December 31, 2025	1,000	$40.00

During the nine months ended December 31, 2025, the Company granted options to purchase 5,000 shares of common stock with a contractual term that vests annually over four years on the anniversary date. The options had an aggregate grant date fair value of approximately $9 thousand that was calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model included the following: (1) fair value of common stock on the measurement date; (2) discount rate ranging of 4.06% based on the daily yield curve rates for U.S. Treasury obligations, (3) expected life of 6.25 years based on the simplified method (vesting plus contractual term divided by two) and (4) expected volatility of 139% based on the historical volatility of comparable companies' stock.

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at December 31, 2025 was less than $0.1 million. During the three and nine months ended December 31, 2025, the Company recorded stock-based compensation - option expense of $0 and $3.6 million, respectively, in general and administrative expense and less than $0.1 million and $0.6 million, respectively, in research and development expense. The amounts during these periods include the recognition of the remaining unamortized stock-based compensation - option expense related to the stock option cancellation agreements stated above. During the three and nine months ended December 31, 2024, the Company recorded stock-based compensation - option expense of $0.3 million and $1.0 million, respectively, in general and administrative expense and less than $0.1 million and $0.2 million, respectively, in research and development expense.

License Agreement

On July 10, 2024, the Company entered into a license agreement with RF Innovations, Inc. (“RFI”), a privately held medical technology company, to license products utilizing RFI’s intellectual property related to its Apex 6 Radiofrequency Generator (the “Licensed Products”). The Apex 6 Generator is a United States Food and Drug Administration (“FDA”) cleared ablation technology designed to lesion neural tissue for pain management in the peripheral nervous system. Pursuant to the agreement, RFI granted us a perpetual non-exclusive worldwide royalty free fully paid license related to the Licensed Products, provided that the license did not include the right to sell certain products to customers for the treatment of spine pain. In connection with the agreement, the Company issued RFI 12,500 shares of its common stock as consideration for the license. The Company determined that the fair value of the shares granted was $0.1 million, which represented its stock price on the date of the agreement less a 25.6% discount for lack of marketability (“DLOM”). The Company concluded a DLOM was appropriate as the shares were subject to an initial lock-up period of six months followed by restrictions that allow for a maximum of 10% of total shares to be sold within a 30-day period. The DLOM effectively reflects the value of an average strike put option relative to the Company's stock price and was calculated based on the Finnerty average put model. The Company concluded that the licensed technology qualified as a research and development expense pursuant to ASC Topic 730, Research and Development, as the Company does not have an alternative future use for the technology and the Company does not have a plan to otherwise monetize the Licensed Products. The agreement provides RFI the right to terminate the license if we breach any representation, warranty or covenant contained in the agreement, subject to any relevant cure periods, or if we are subject to a bankruptcy or insolvency event.

Offering Agreement

On November 22, 2024, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc., as representative of the several underwriters (the “Underwriters”), in connection with a firm commitment underwritten public offering (the “November 2024 Offering”) of: (i) 458,691 common units (the “Common Units”), each Common Unit consisting of one share of Company common stock and one series A warrant to purchase one share of common stock (the “Series A Warrants”); and (ii) 917,596 pre-funded units (the “Pre-Funded Units”) and together with the Common Units, the "Units", each Pre-Funded Unit consisting of one pre-funded warrant to purchase one share of common stock (the “Pre-Funded Warrant”) and one Series A Warrant. The purchase price of each Common Unit was $6.540, and the purchase price of each Pre-Funded Unit was $6.539. In addition, the Company granted the Underwriters a 45-day option to purchase an additional 206,422 shares of common stock, and/or an additional 206,422 Series A Warrants, solely to cover over-allotments, if any. The Pre-Funded Warrants had an exercise price of $0.001 per share and were immediately exercisable. The Series A Warrants had an exercise price of $6.540 per share, were immediately exercisable and may be exercised at any time until the five-year anniversary of the date of issuance. Both the Pre-Funded Warrants and the Series A Warrants are subject to a beneficial ownership limitation of 4.99%. The November 2024 Offering closed on November 25, 2024. On November 22, 2024, the Underwriters partially exercised their over-allotment option with respect to 156,809 shares of common stock and 156,809 Series A Warrants. Under the terms of the Underwriting Agreement, the Underwriters received an underwriting discount of 8.0% to the public offering price for the Units. The Company also issued to the representative of the Underwriters (the "Representative") Representative's Warrants to purchase up to 91,985 shares of common stock. The aggregate gross proceeds to the Company, including the partial exercise of the over-allotment option, were approximately $10.0 million, before deducting underwriting discounts and other expenses by the Company of $1.5 million, including $0.5 million of non-cash expenses. The net cash proceeds to the Company were approximately $9.0 million.

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

In connection with the November 2024 Offering, the Company incurred total offering costs of $1.5 million. This was comprised of $1.0 million in cash offering costs and $0.5 million for the fair value of the Representative’s Warrant issued.

Equity-Based Stock Warrants

November 2025 Securities Purchase Agreement

On November 18, 2025, the Company entered into a Securities Purchase Agreement (the "Agreement") with an institutional investor (the “Investor”), pursuant to which the Investor purchased in a private placement: (i) pre-funded warrants to purchase 4,501,666 shares of the Company’s common stock (the “Pre-Funded Warrants”); and (ii) Series C Warrants to purchase up to an aggregate of 9,003,332 shares of the Company's common stock (the “Common Warrants”) (the “November 2025 Offering”). The Common Warrants and Pre-Funded Warrants are collectively referred to herein as the “Warrants”. The combined purchase price of one Pre-Funded Warrant and accompanying Common Warrants was $1.1097. Subject to certain ownership limitations, the Warrants are exercisable immediately upon issuance (the “Initial Exercise Date”). The exercise value of Pre-Funded Warrants was $0.001 per warrant share of the Company's common stock. The Common Warrants are exercisable into one share of the Company's common stock at a price per share of $0.8607 (as adjusted from time to time in accordance with the terms thereof) and expire five and one-half years from the Initial Exercise Date. The Common Warrants are immediately exercisable for cash and may be exercised on a cashless basis if, at any time after the six-month anniversary of the Initial Exercise Date, there is no registration statement registering, or the prospectus contained therein is not available for, the issuance or resale of shares of the Company's common stock underlying the Common Warrants to or by the holder. The holder of a Common Warrant is prohibited from exercising any Common Warrants to the extent that such exercise would result in the number of shares of the Company's common stock beneficially owned by such holder and its affiliates exceeding 4.99% of the total number of shares of Common Stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99%. In the event of certain fundamental transactions, the holder of the Common Warrants will have the right to receive the Black Scholes Value (as defined in the Common Warrants) of its Common Warrants calculated pursuant to a formula set forth in the Common Warrants, payable either in cash or in the same type or form of consideration that is being offered and being paid to the holders of Common Stock. With limited exceptions, the Company has agreed not to enter into or announce any transaction for the sale of any of its equity securities or securities convertible into its equity securities for a period of 60 days from the effective date of the Registration Statement pursuant to which the resale of the shares of the Company's common stock underlying the Warrants was registered. The Company has agreed not to effect or enter into an agreement to effect any issuance of the Company's common stock or any securities convertible into or exercisable or exchangeable for shares of the Company's common stock involving a Variable Rate Transaction (as defined in the Agreement) until six months after the effective date of the Registration Statement; provided that after 60 days from the effective date of the Registration Statement, the Company will be permitted to make sales under its “at-the-market offering” sales agreement if the price per share of the Company's common stock in such transaction is greater than $1.1107 per share. The gross proceeds to the Company from the November 2025 Offering were approximately $5.0 million, before deducting the Placement Agent’s commission and fees of $450 thousand and other offering expenses of $36 thousand and excluding the proceeds from the exercise of the Warrants. As of December 31, 2025, all 4,501,666 of these Pre-Funded Warrants were exercised at an exercise price of $0.001 per warrant share for incremental proceeds of $4.5 thousand.

At issuance the Series C Warrants had a fair value of $0.81 per share, respectively, which was determined using a Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model included the following: (1) fair value of common stock on the measurement date; (2) discount rate of 3.76% based on the daily yield curve rates for U.S. Treasury obligations, (3) the contractual term of the warrants and (4) expected volatility of approximately 154.8% based on the historical volatility of the company's common stock, respectively. Due to the relative volume of Series C Warrants issued compared with the Company’s outstanding shares and trading volume, the Company's stock price was adjusted for the effects of dilution.

The Company accounted for the November 2025 Offering as a capital transaction for the cash proceeds received, net of issuance costs. As a result of the application of ASC Sub-topic 815-40, it was determined that the Pre-Funded Warrants and Series C Warrants both met the requirements for equity classification. The proceeds from the Agreement were recorded in additional paid-in capital, net of the costs incurred.

In connection with the above November 2025 Offering, on November 18, 2025, the Company entered into a placement agency agreement with Maxim Group LLC (the “Placement Agent”) (the “Placement Agreement”), pursuant to which the Company agreed to pay the Placement Agent an aggregate fee equal to up to 8% of the gross proceeds received by the Company from the sale of the securities in the transaction. The Company also reimbursed the Placement Agent $50,000 for the Placement Agent’s expenses.

The Company agreed to file a registration statement (the “Registration Statement”) registering the resale of the Common Stock underlying the Warrants, within 20 days from the date the Agreement was executed, and to use its commercially reasonable best efforts to cause such Registration Statement to be declared effective by the SEC within 60 days from the date of the Agreement (or 90 days from the date of the Agreement if the SEC reviews the Registration Statement).

The Company filed a Registration Statement with the SEC on November 26, 2025, which went effective on December 11, 2025.

July 2025 Warrant Inducement Agreement

On July 21, 2025, the Company entered into warrant exercise inducement offer letters (each, an "Inducement Letter") with the holders ("Holders") of certain existing warrants issued in the November 2024 Offering to purchase up to 1,477,596 shares of the Company's common stock (the "Existing Warrants"). The Existing Warrants had an exercise price of $6.54 per share. Pursuant to the Inducement Letters, the Company agreed to reduce the exercise price of the Existing Warrants to $1.723 per share and the Holders agreed: (i) to exercise Existing Warrants to purchase 855,000 shares of Company common stock for $1.723 per share; and (ii) to prepay $1.722 per share of the reduced exercise price for Existing Warrants to purchase 622,596 shares of Company common stock in consideration of the Company further reducing the exercise price of such Existing Warrants to purchase 622,596 shares of Company common stock to $0.001 per share with a modified exercise term of 5.5 years. In consideration of the foregoing, the Company agreed to issue the Holders new warrants to purchase up to a number of shares of Company common stock equal to 100% of the number of shares of Company common stock underlying the Existing Warrants, comprised of new Series B warrants to purchase up to 1,477,596 shares of Company common stock (the “Inducement Warrants” and the shares of Company common stock underlying the Inducement Warrants, the “Inducement Warrant Shares”) at $1.723 per share with an exercise term of 5.5 years from the initial exercise date. In addition, the Company issued 88,656 Placement Agent Warrants at $2.671 per share with an exercise term of 5 years. The Company received total gross proceeds of approximately $2.5 million, less cash expenses paid to the Placement Agent and advisors of approximately $0.3 million. Upon a change in control, the holder of warrants outstanding after the inducement transaction may receive cash, other assets or shares of the successor entity, depending on the specific nature of the change of control transaction and the settlement options afforded to the holders of common stock. All warrants issued or modified by the transaction meet the requirements for equity classification pursuant to ASC Sub-Topic 815-40.

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

The Company will periodically grant warrants to investors in connection with equity financing or to third-party service providers in exchange for services rendered. The following table summarizes the stock warrant activity for the  nine months ended December 31, 2025:

		Weighted-Average
		Exercise Price
	Warrants	Per Share

Outstanding, March 31, 2025	1,934,874	$5.886
Granted	15,071,250	0.699
Exercised	(6,254,963)	0.408
Forfeited	(961)	0.017

Outstanding and exercisable, December 31, 2025*	10,750,200	$1.140

*	Amount includes 33,131 common warrants; 180,641 Representative's Warrants, 55,500 Series A Warrants, 1,477,596 Series B Warrants and 9,003,332 Series C Warrants.

The unrecognized compensation expense at December 31, 2025 for warrants issued to third-party service providers was $0. During the three and nine months ended December 31, 2025, the Company recorded no stock-based compensation - warrant expense. During the three and nine months ended December 31, 2024, the Company recorded stock-based compensation - warrant expense of less than $0.1 million and less than $0.1 million, respectively.

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

Employment Agreements

The Company has agreements with key employees to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain employees and officers in the event of termination. In total, these benefits would amount to a range of $1.9 million to $2.5 million using the rate of compensation in effect at December 31, 2025.

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

Forward-looking statements include, but are not limited to, statements about:

•	the success of our ongoing and future clinical trials;
•	competition from existing products or new products that may emerge;
•	potential product liability claims;
•	our dependency on third-party manufacturers to supply or manufacture our future products;
•	our ability to obtain all parts required to manufacture our devices;
•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	our ability and third parties’ abilities to protect intellectual property rights;
•	liquidity and going concern;
•	our ability to raise additional capital to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively;
•	risks associated with our identification of material weaknesses in our control over financial reporting;
•	natural disasters affecting us, our primary manufacturer or our suppliers;
•	our ability to establish relationships with health care professionals and organizations;
•	general economic uncertainty that adversely affects spending on medical procedures;
•	our ability to maintain the listing of our common stock on the Nasdaq Capital Market;
•	volatility in the market price of our stock; and
•	potential dilution to current stockholders from the issuance of equity awards and from future capital raising activities.

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

Recent Developments

On October 9 and December 30, 2025, we announced the issuance of a new U.S. patent and a new European patent, respectively, covering key aspects of our platform technology for precision nerve-targeted therapies in cardiology. U.S. Patent No. 12,369,852 and European Patent No. EP4230133, both titled “Controlled and Precise Treatment of Cardiac Tissues,” further strengthens our intellectual property position and supports the development of catheter-based neuromodulation approaches across multiple cardiology applications. These patents enhance our ability to pursue precision nerve-targeted therapies in large and growing areas of cardiology, including renal denervation for hypertension, arrhythmia management, heart failure, and refractory angina.

During the quarter ended December 31, 2025, we continued to advance development of our catheter-based sensing and ablation system. We completed key verification and validation activities for our ablation catheter in preparation for human use. We also continued enrollment in our second proof-of-concept (PoC 2) human clinical study evaluating our technology in patients with other visceral cancers and earlier-stage pancreatic cancer.

During the quarter ended December 31, 2025, we were selected for two podium presentations at the Transcatheter Cardiovascular Therapeutics 2025 Annual Scientific Conference in San Francisco. These presentations, delivered as part of the Innovation Session and Hypertension and Renal Denervation Session, highlighted early clinical findings from our first-in-human proof-of-concept clinical study. The data demonstrated the feasibility and safety of transvascular energy delivery to target and modulate problematic nerves, with early data supporting clinical benefit in mitigating severe pancreatic cancer-related pain.

On November 18, 2025, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the investor purchased in a private placement: (i) Pre-Funded Warrants to purchase 4,501,666 shares of the our common stock; and (ii) Common Warrants to purchase up to an aggregate of 9,003,332 shares of our common stock. The combined purchase price of one Pre-Funded Warrant and accompanying Common Warrants was $1.1097. The gross proceeds to us from the November 2025 Offering was approximately $5.0 million, before deducting the Placement Agent’s fees of $450 thousand and other offering expenses of $36 thousand.

On October 30, 2025, we held our annual meeting of stockholders (the "Annual Meeting"). In that Annual Meeting, among other items, our stockholders approved i) an amendment to our amended and restated certificate of incorporation (the "Amendment”) to effect the reverse stock split at a ratio in the range of 1-for-2 to 1-for-25, with such ratio to be determined in the discretion of our board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by our board of directors in its sole discretion prior to the one-year anniversary of the Annual Meeting; ii) our amended and restated 2023 Equity Incentive Plan; and iii) the issuance of more than 20% of our issued and outstanding common stock pursuant to the purchase agreement with Lincoln Park Capital Fund, LLC.

Results of Operations for the Three and Nine Months Ended December 31, 2025 Compared to the Three and Nine Months Ended December 31, 2024

Below is a summary of the results of operations (in thousands):

	Three Months Ended December 31,
			Change	Change
	2025	2024	( $ )	( % )
Operating expenses:
Research and development	$1,724	$1,044	$680	65%
General and administrative	1,619	1,703	(84)	(5)%
Total operating expenses	$3,343	$2,747	$596	22%

	Nine Months Ended December 31,
			Change	Change
	2025	2024	( $ )	( % )
Operating expenses:
Research and development	$5,684	$3,172	$2,512	79%
General and administrative	8,613	5,164	3,449	67%
Total operating expenses	$14,297	$8,336	$5,961	72%

Research and Development Expense

Research and development expense was $1.7 million for the three months ended December 31, 2025 compared to $1.0 million for the same period in 2024. This $0.7 million increase was driven primarily by an increase in our clinical trials and product development costs. We expect to incur increased research and development costs in the future as we continue with our clinical trials and product development costs.

Research and development expense was $5.7 million for the nine months ended December 31, 2025 compared to $3.2 million for the same period in 2024. This $2.5 million increase was driven primarily by an increase in stock-based compensation - option expense of $0.5 million, due to the stock option cancellation agreements, and an increase in all other research and development expenses of $2.0 million, driven primarily by an increase in our clinical trial and product development costs. We expect to incur increased research and development costs in the future as we continue with our clinical trials and product development costs.

General and Administrative Expense

General and administrative expense was $1.6 million for the three months ended December 31, 2025 compared to $1.7 million for the same period in 2024. This $0.1 million decrease was driven primarily by a decrease in stock-based compensation - option expense of $0.4 million, due to the stock option cancellation agreements, offset by an increase in legal and professional fees of $0.3 million.

General and administrative expense was $8.6 million for the nine months ended December 31, 2025 compared to $5.2 million for the same period in 2024. This $3.4 million increase was driven primarily by an increase in stock-based compensation - option expense of $2.5 million, mainly due to the stock option cancellation agreements, and an increase in legal and professional fees of $1.1 million, offset by a decrease in compensation and benefits of $0.1 million and a decrease in other expenses of $0.1 million.

Interest expense

For the three and nine months ended December 31, 2025, we had no interest expense.

For the three and nine months ended December 31, 2024, we had interest expense of less than $0.1 million and $0.1 million, respectively, related to the amortization of debt discount.

Interest income

For the three and nine months ended December 31, 2025, we had interest income of less than $0.1 million and $0.2 million, respectively.

For the three and nine months ended December 31, 2024, we had interest income of less than $0.1 million and $0.2 million, respectively.

Liquidity and Capital Resources

On December 31, 2025, we had cash of $9.9 million and working capital of $8.5 million. We have historically funded our operations from proceeds from debt and equity sales. We estimate our current cash resources are sufficient to fund our operations into but not beyond the third calendar quarter of 2026.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $9.4 million during the nine months ended December 31, 2025, consisting of a net loss of $14.0 million and a decrease in operating assets and liabilities of $0.2 million and $0.1 million, respectively. Non-cash items primarily consisted of stock-based compensation of $4.3 million and the issuance of common stock for equity line of credit commitment fee of $0.3 million.

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

Cash used in investing activities

Net cash used in investing activities was $7 thousand for the nine months ended December 31, 2025 related to the purchase of computer hardware and software.

Net cash used in investing activities was $10 thousand for the nine months ended December 31, 2024 related to the purchase of computer hardware and software.

Cash provided by financing activities

Net cash provided by financing activities was $10.2 million for the nine months ended December 31, 2025. During the nine months ended December 31, 2025, we had gross proceeds from the issuance of common stock of $3.5 million, gross proceeds from warrant inducements of $2.6 million and gross proceeds from issuance of pre-funded warrants and Series C warrants of $5.0 million. During the nine months ended December 31, 2025, we also paid $0.1 million in direct financing costs for the issuance of common stock, $0.3 million in direct financing costs for warrant inducements and $0.5 million in direct issuance costs for issuance of pre-funded warrants and Series C warrants.

Net cash provided by financing activities was $9.0 million for the nine months ended December 31, 2024. During the nine months ended December 31, 2024, we had gross proceeds from a financing event of $10.0 million, before deducting underwriting discounts and other estimated expenses payable by the Company. We also paid $1.1 million in issuance costs related to this financing event.

Contractual Obligations and Commitments

None.

Employment Arrangements

We have agreements with key employees to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain employees and officers in the event of termination. In total, these benefits would amount to a range of $1.9 million to $2.5 million using the rate of compensation in effect at December 31, 2025.

Off-balance Sheet Arrangements

As of December 31, 2025 and March 31, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Under the supervision, and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness, as of December 31, 2025, of our disclosure controls and procedures. Based upon such evaluation and due to both the limited staffing of the Company at its early stage of development and the existence of the material weaknesses in our internal control over financial reporting described below, our CEO and CFO have concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As previously disclosed in our Form 10-K filed with the SEC on May 29, 2025, our management concluded that our internal control over financial reporting was, and continues to be, ineffective as of December 31, 2025 due to material weaknesses in our internal controls arising from a lack of segregation of duties; general technology controls; and financial statement reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes to our risk factors from those set forth in our Form 10-K filed with the SEC on May 29, 2025.

We are not in compliance with Nasdaq’s continued listing requirements and if we are unable to regain compliance with the listing requirements, our common stock will be delisted from Nasdaq which could have a material adverse effect on our financial condition and could make it more difficult for stockholders to sell their shares.

Our common stock is listed on Nasdaq, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholder’s equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from Nasdaq.

On January 14, 2026, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that for the last 30 consecutive business days the closing bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). The deficiency letter does not result in the immediate delisting of the Company’s common stock from the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we have been provided an initial period of 180 calendar days, or until July 13, 2026 (the “Compliance Date”), to regain compliance with the Bid Price Rule. If, at any time before the Compliance Date, the closing bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to us that we comply with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

If we are not in compliance with the Bid Price Rule by July 13, 2026, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the minimum bid price deficiency, which may include, if necessary, implementing a reverse stock split.

If we do not regain compliance with the Bid Price Rule by the Compliance Date and are not eligible for an additional compliance period at that time, the Staff will provide written notification to us that our common stock may be delisted. We would then be entitled to appeal the Staff’s determination to a NASDAQ Listing Qualifications Panel and request a hearing. There can be no assurance that, if we do appeal the delisting determination by the Staff to the NASDAQ Listing Qualifications Panel, that such appeal would be successful.

Delisting from Nasdaq would adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors and general investors that will consider investing in our common stock, a reduction in the number of market makers in our common stock, a reduction in the availability of information concerning the trading prices and volume of our common stock, a reduction in the number of broker-dealers willing to execute trades in shares of our common stock or interest in business development opportunities. Further, we would likely become a “penny stock”, which would make trading of our common stock more difficult.

The sale of our common stock by our stockholders, or the perception that stock sales may occur, could cause the price of our common stock to decline.

In November 2025, we entered into an agreement with an institutional investor, pursuant to which the investor purchased in a private placement: (i) the Pre-Funded Warrants to purchase 4,501,666 shares of our common stock; and (ii) the Common Warrants to purchase up to an aggregate of 9,003,332 shares of common stock (the “November 2025 Offering”). The combined purchase price of one Pre-Funded Warrant and accompanying Common Warrants was $1.1097. In December 2025, we registered the resale of the 13,504,998 shares of common stock underlying the Pre-Funded Warrants and Common Warrants.

The sale of our common stock in the public market or otherwise, including sales of the common stock issuable upon the exercise or conversion of the Pre-Funded Warrants and Common Warrants, or the perception that such sales could occur, could harm the prevailing market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. If and when we do issue shares of common stock to holders of the Pre-Funded Warrants and Common Warrants, upon the exercise of such warrants, such stockholders may resell all, some or none of those shares of common stock at any time or from time to time at their discretion. Resales of our common stock may cause the market price of our securities to drop significantly, regardless of the performance of our business.

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

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc. (incorporated by reference from exhibit 2.1 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)
3.2	Amended and Restated Bylaws of Autonomix Medical, Inc. dated August 12, 2025 (incorporated by reference from exhibit 3.4 of the Form 10-Q, filed August 13, 2025)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc., filed with the Secretary of State of the State of Delaware (incorporated by reference from exhibit 3.1 of the Form 8-K filed October 28, 2024)
4.1	Form of Pre-Funded Warrant in November 2025 Offering (incorporated by reference from exhibit 4.1 of the Form 8-K filed November 19, 2025)
4.2	Form of Series C Warrant in November 2025 Offering (incorporated by reference from exhibit 4.2 of the Form 8-K filed November 19, 2025)
10.1	Amended and Restated 2023 Equity Incentive Plan (incorporated by reference from exhibit 10.1 of the Form 8-K filed November 3, 2025)
10.2	Form of Securities Purchase Agreement dated November 18, 2025 (incorporated by reference from exhibit 10.1 of the Form 8-K filed November 19, 2025)
10.3	Placement Agency Agreement, dated November 18, 2025, with Maxim Group LLC (incorporated by reference from exhibit 1.1 of the Form 8-K filed November 19, 2025)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)

The certifications on Exhibit 32.1 and 32.2 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

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

AUTONOMIX MEDICAL, INC.

SIGNATURE	TITLE	DATE

/s/ Brad Hauser	Chief Executive Officer and President	February 11, 2026
Brad Hauser	(principal executive officer)

/s/ Trent Smith	Chief Financial Officer and Executive Vice-President	February 11, 2026
Trent Smith	(principal financial and accounting officer)