Form 10-K
period 2026-03-31
Autonomix Medical, Inc.
filed 2026-05-27
CIK 1617867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $6,307,279. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors, officers and 10% or greater shareholders of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of May 21, 2026 was 11,409,344.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

References in this Annual Report on Form 10-K to “we," “us," ”its," “our” or the “Company” are to Autonomix Medical, Inc. (“Autonomix”), as appropriate to the context.

Cautionary Statement About Forward-Looking Statements

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” "will", “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” "seek," "contemplate," "project," “potential," “continue," or "ongoing" and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under “Risk Factors” and in other filings made by us from time to time with the SEC.

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

PART I

Item 1.         Business

Overview

We are a development-stage medical device company focused on advancing technologies for sensing and treating disorders of the nervous system. Our platform is designed to integrate high-sensitivity neural signal detection with targeted radiofrequency (“RF”) ablation, enabling a “sense, treat, verify” approach intended to improve the precision and consistency of nerve-targeted therapies.

The technology we have developed consists of a catheter-based system incorporating a proprietary microchip-enabled sensing architecture designed to detect low-amplitude neural signals from within the vascular system. By placing signal amplification and digitization at or near the point of detection, this approach is intended to reduce signal degradation and improve detection of neural activity compared to conventional systems. We believe this may enable more precise localization of target nerves and support targeted therapeutic intervention.

Our development efforts are focused on two core components: diagnostic sensing and therapeutic RF ablation. In preclinical studies, our sensing technology has demonstrated the ability to detect signals from specific nerve bundles prior to ablation and confirm signal termination following treatment. We are currently refining the design of our catheter to meet requirements for human use in the United States.

In parallel with development of our sensing system, we have conducted an early clinical proof-of-concept study evaluating the safety and feasibility of transvascular nerve ablation using commercially available RF ablation technologies. Following positive initial findings, we initiated an expansion study to evaluate a broader patient population. As the study progressed, we observed variability in early clinical outcomes, which we believe may be related to differences in vascular access and anatomical targeting. Enrollment was subsequently paused to allow for further evaluation and refinement of our clinical and procedural approach.

We are initially developing our technology for the treatment of pain associated with pancreatic cancer, a disease where existing therapies, including opioid pharmacotherapy and neurolytic injections, may provide inconsistent relief and are associated with meaningful risks and undesirable side effects. We believe our platform may also have the potential to support additional applications, including other visceral pain conditions, hypertension, cardiovascular disease, and other nerve-related disorders. These potential applications remain under evaluation and will require further development and clinical validation.

Our Technology

Targeting the Peripheral Nervous System

The peripheral nervous system consists of an extensive network of nerve fibers that extend throughout the body and interact with virtually every organ. These nerves can be broadly categorized into autonomic (regulating involuntary functions such as heart rate, blood pressure, and organ control) and somatosensory (transmitting sensory information such as pain). Whether as a root cause or as part of disease manifestation, the peripheral nervous system plays a role in nearly all major disease states.

We believe there are currently very few tools capable of effectively sensing and targeting nerve fibers within the peripheral nervous system. While our Company name reflects the autonomic subgroup of the peripheral nervous system, our technology is intended to address both autonomic and somatosensory pathways, with potential future applications in the central nervous system.

The Vascular Pathway Approach

Our system is catheter-based, enabling delivery of sensing and therapeutic components through the vascular system. Because many peripheral nerves run in close proximity to blood vessels, effectively creating a "vascular superhighway" of access to neural structures throughout the body, our system can reach nerve targets via arteries and is typically introduced through the femoral or brachial artery using standard interventional techniques.

We believe this transvascular approach may offer meaningful advantages over existing percutaneous techniques such as neurolytic celiac plexus blockade ("NCPB"), including improved access, procedural safety, and greater control over therapeutic targeting. Once positioned adjacent to target nerve fibers, the system is intended to detect neural signals through the vessel wall and enable objective confirmation of successful denervation.

The Sensing Problem

While catheter-based approaches have long been used in cardiovascular procedures, their broader application to the peripheral nervous system has been limited by the lack of sufficiently sensitive sensing technologies. Existing electrophysiology systems can detect cardiac signals in the range of 10 to 15 microvolts, which is sufficient for cardiology applications where signals are relatively strong (approximately 100 microvolts). However, peripheral nerve signals are significantly weaker, typically in the range of 1 to 2 microvolts, making them difficult or impossible to detect with current systems.

Additionally, electrical signals from the body are analog, and even though a 10-millivolt signal can be detected and transmitted the roughly seven feet to processing equipment outside the body, this is not feasible with the typical 10 to 500 microvolt signal from a peripheral nerve. Given noise from other signals and equipment in the catheter lab, as well as signal degradation over the distance traveled, these faint signals become lost before reaching conventional processing equipment. As a result, transvascular nerve ablation procedures, including renal denervation for hypertension, are currently being performed "blind" without direct visualization of the target nerve and rely on indirect methods and anatomical assumptions that can lead to inconsistent outcomes and increased risk of unintended tissue damage.

The Autonomix Solution

We believe this challenge requires a fundamentally different technological approach. Autonomix is developing a system that incorporates a proprietary sensing architecture combining a micro-scale electrode antenna with a 1x2 mm microchip positioned directly at the site of signal detection and immediately adjacent to the sensing electrodes. This "at-source" processing enables amplification and digitization of neural signals before they can degrade over distance.

The catheter architecture consists of 8-splines, each carrying five electrodes that are mounted on an expandable balloon. When the balloon is inflated, the 8-splines deploy radially and press the electrode array against the inner vessel wall, achieving circumferential contact across all 16-channels simultaneously. This geometry is specifically designed to maximize the electrode surface area in contact with the vessel wall, ensuring the signals from structures surrounding the vessel are captured from all positions. The expanded electrode count and expandable spline-based geometry provide spatial coverage, higher sensitivity, and 360-degree multichannel signaling.

We believe this architecture may enable clinicians to precisely localize target nerves, improve procedural accuracy and consistency, reduce unintended tissue damage, and objectively confirm treatment success in a way that is not currently achievable.

Sense, Treat, Verify Two-Catheter System

Our system is being developed to support a "sense, treat, verify" workflow. The platform currently comprises two distinct components used together in a single procedure:

 ● Sensing Catheter: A proprietary microchip-enabled catheter that can detect, differentiate, and geolocate peripheral nerve signals in real time from within the vasculature. Our microchip-enabled catheter incorporates a miniaturized basket antenna array connected to a proprietary microchip that amplifies, digitizes, and wirelessly transmits neural signal data for clinician review; and

 ● RF Ablation Catheter: A separate catheter designed to deliver targeted radiofrequency energy to ablate specific nerve tissue identified by the sensing catheter. Once sensing confirms nerve localization, the ablation catheter is used to treat the target. Sensing is then used to confirm that the intended nerve signal has been successfully interrupted.

In the near term, sensing and RF ablation will be delivered via two separate catheter systems used together in a single procedure. Our longer-term intention is to integrate these capabilities into a single device capable of identifying target nerves, delivering therapy, and confirming treatment success within a single minimally invasive procedure. We believe that commercial success can be achieved with either the standalone sensing or ablation system and is not dependent on full integration, although integration may represent the optimal long-term solution.

It is important to note that our clinical proof-of-concept studies conducted to date utilized commercially available RF generators and ablation catheters to deliver therapeutic energy, while our proprietary sensing catheter and RF ablation catheter were in parallel development. These procedures were therefore conducted without the benefit of our sensing system, which has not yet been cleared for use in humans. These studies were designed to generate clinical learnings and procedural knowledge to inform the design of our planned U.S.-based Investigational Device Exemption ("IDE") clinical trials, which will incorporate our proprietary devices.

Focus on Pancreatic Cancer Patients

We believe our technology has the potential to meaningfully advance the precision and clinical utility of treating peripheral nervous system disorders. If validated, we believe this platform could support a wide range of applications across multiple disease states. That said, our experience suggests that the most effective way to develop and commercialize a novel technology is through a focused, indication-driven approach. For these reasons, we are initially targeting the treatment of pain associated with pancreatic cancer and have aligned our development and commercialization strategy around this as our first proposed indication for use.

Significant Unmet Need

According to a report by The Oncologist titled "Pancreas Cancer-Associated Pain Management" (April 2021), pain is highly prevalent in patients with pancreatic cancer. Approximately 90% of patients discussed pain with their health care provider and 50% reported emergency room visits related to pain symptoms. The severe, persistent pain associated with tumor progression can significantly diminish the quality of patients' remaining time and may impact their overall well-being and willingness to continue treatment.

The current standard of care begins with non-opioid medications (acetaminophen, NSAIDs) and progresses to opioid pharmacotherapy when initial approaches fail. Long-term opioid use is associated with tolerance, dependency, and systemic side effects that can ultimately outweigh the benefits. NCPB is the most common alternative interventional approach and involves percutaneous injection of ethanol guided by imaging to ablate nerve fibers associated with the pancreatic tumor. However, the complex anatomy of the abdomen creates the potential for the neurolytic agent to miss the intended target or migrate to unintended areas. A meta-analysis published in the American Journal of Gastroenterology (2007, Vol. 102, p. 430-438) suggests that NCPB benefits may be only marginally better than opioids and may not outweigh the risks, which can include bowel perforation, intra-abdominal hemorrhage, paralysis, and death.

In contrast, we believe our procedure has the potential to offer a safer, more precise, and more reliable treatment option by accessing the target anatomy via the arterial system, providing the clinician with a clear anatomical targeting window directly adjacent to the specific nerves responsible for transmitting pain signals, offering the potential for a durable, procedure-based solution rather than ongoing systemic therapy and enabling objective confirmation of denervation which substantially reduces placebo influence on pain outcomes.

Efficient Clinical Development Pathway

Despite the significant unmet need, there are relatively few clinical trials worldwide focused on improving pain management for pancreatic cancer patients and we are not aware of any proposed or currently active trials at the location of our proof-of-concept study site. We believe this limited competitive landscape may facilitate patient recruitment and support clinical execution.

Given the palliative nature of this indication, we believe regulatory authorities may be willing to consider more streamlined clinical development pathways with smaller, more focused study designs. We currently anticipate that each patient will require a single treatment followed by periodic follow-up visits and that initial indications of efficacy may be observed relatively soon after treatment. However, such determinations are solely within the discretion of the applicable regulatory authorities and there can be no assurance that our proposed trial designs will be accepted.

Meaningful Commercial Market

Although pancreatic cancer is classified as a rare disease, it represents a meaningful commercial opportunity. According to the American Cancer Society, approximately 64,000 new cases of pancreatic cancer were diagnosed annually in the United States as of 2023. Annual new cases in the European Union exceeded 100,000 in 2019 and continue to grow (International Journal of Cancer, 2021). Market analyses estimate the global pancreatic cancer treatment market was approximately $2.2 billion in 2022. Certain existing therapies, such as Abraxane, can exceed $10,000 per month in cost, which we believe highlights the magnitude of potential market size, though this should not be taken to imply future pricing for our procedure.

We also note that pancreatitis, a non-cancerous condition also associated with chronic abdominal pain, has an incidence estimated to be as much as three times that of pancreatic cancer. We believe if our technology is successfully developed and cleared for pancreatic cancer pain, it may be expanded to address pancreatitis and other related conditions.

The Potential to Impact Cancer

Recent independent research suggests that neural pathways may play a role in cancer progression and metastasis. Published research has demonstrated that pancreatic tumors progressing to invade the liver do so by traveling along local neural pathways, leading to the hypothesis that disruption of these pathways could potentially slow or stop primary tumor progression. In collaboration with a pancreatic cancer specialist, we conducted a preclinical study in a mouse model evaluating whether ablation of nerve fibers surrounding the pancreas could impact tumor progression. Results of this study demonstrated a reduction in tumor progression. While this was a small, early-stage study and may not be indicative of results in humans, we believe these findings warrant further investigation and may represent a potential future application of our technology beyond pain management.

Platform Expansion Opportunity

We view pancreatic cancer pain management as an initial proof-of-concept for our broader platform. Potential future applications include:

● Other visceral cancers that transmit pain through the celiac plexus, such as gallbladder, liver, and bile duct cancers;

● Renal denervation for treatment-resistant hypertension;

● Chronic pain conditions, including lower back pain, joint pain, Complex Regional Pain Syndrome ("CRPS"), and pelvic pain; and

● Pulmonary, gastrointestinal, urological, and cardiovascular disorders.

A Markets and Markets report ("Electrophysiology Market Global Forecast to 2027", February 2023) estimates the global electrophysiology market at $6.8 billion in 2021 and growing to $11.6 billion by 2027, primarily driven by cardiology applications. We believe our technology has the potential to expand electrophysiology well beyond cardiology to address conditions throughout the peripheral nervous system, making the long-term opportunity substantially larger than current market projections for electrophysiology alone. We believe that enabling targeted transvascular treatment of pain may provide access to the approximately $75 billion pain management market and that our approach to renal denervation may enable access to the $23 billion hypertension market. When expanded to include indications such as COPD, irritable bowel syndrome, and overactive bladder, we believe our platform may have the potential to address more than $100 billion in aggregate market opportunities.

Clinical Development Program

During the fiscal year ended March 31, 2026, we advanced the clinical development program for our platform. In May 2025, we reported positive results from our initial proof-of-concept study ("PoC 1") in approximately 20 subjects with pancreatic cancer-related pain. As noted above, this study utilized commercially available RF generators and ablation catheters while our proprietary devices were in parallel development. Based on these findings, we initiated an expansion study ("PoC 2") designed to enroll an additional 20 subjects to evaluate the platform in a broader patient population, including other visceral cancer-related pain indications and patients with moderate or earlier-stage pancreatic cancer pain.

As the expansion study progressed, we observed that early clinical outcome signals in this broader cohort diverged from those seen inPoC 1 femoral access . In response to this variability, the decision was made to pause further enrollment under the existing study protocol to conduct a comprehensive evaluation and refine our clinical and procedural strategy. We believe differences in vascular access and anatomic targeting contributed to the observed inconsistencies in clinical outcomes. We view these findings as aligned with the objectives of a proof-of-concept program, which is designed in part to evaluate procedural approaches, optimize technique, and inform future study design.

Based on these insights, we have determined to reallocate resources toward further clinical validation of our RF ablation catheter, along with initial use of our sensing catheter technology, in patients with severe pancreatic cancer-related pain. We believe that focusing on this more targeted patient population and refined procedural approach will provide the most relevant data to support the design of our planned U.S.-based clinical trials, which are currently anticipated to commence in late 2026, subject to the receipt of sufficient new financing.

Subsequent to the end of our latest fiscal year, we submitted a revised clinical protocol reflecting these changes, which was approved by the relevant Ethics Committee on April 9, 2026. There can be no assurance that our revised clinical strategy will result in consistent or favorable outcomes in future studies or that our technology will ultimately receive regulatory approval or achieve commercial success.

Regulatory Strategy

We believe the most appropriate regulatory pathway for our system is the U.S. Food and Drug Administration's ("FDA's") De Novo classification process, given the novel nature of our technology and the lack of a directly comparable predicate device. This pathway differs from the more common 510(k) process, which requires a substantially equivalent predicate. It also differs from the more rigorous Premarket Approval ("PMA") pathway, which is typically reserved for high-risk devices with no prior precedent or those requiring extensive clinical validation. While sensing and ablation technologies are individually well-established, we are not aware of any existing device that combines our level of neural signal sensitivity with the specific clinical applications we are pursuing.

We elected to conduct our first-in-human study program outside of the United States, where we believe the regulatory requirements for off-label use of CE-marked devices may be less burdensome in certain jurisdictions. Our first-in-human has been established, and we believe there are compelling reasons to prioritize U.S. regulatory approval, including generally higher reimbursement levels and the ability to deploy a unified commercial strategy across a single regulatory framework.

We are engaging with the FDA through the pre-submission process as we work toward initiating our U.S.-based IDE clinical trials. Our planned regulatory pathway includes:

● First-in-Human Feasibility Study - a small, single-site study to establish initial safety and procedural learnings with our proprietary devices;

● Pivotal Clinical Trial - a larger, multi-centered study to generate the clinical evidence required to support regulatory submissions; and

● De Novo submission - to the FDA.

Our first two studies in our proof-of-concept program were designed to provide key learnings and procedural knowledge going into our FDA clinical trials and planned regulatory pathway. Based on our current expectations, regulatory clearance could potentially occur in the 2028 timeframe; however, this timeline is subject to significant uncertainty and is not guaranteed.

Commercialization Strategy

Commercial Launch Approach

We currently plan to initiate commercialization through a controlled launch, potentially targeting a limited number of regions or Key Opinion Leaders ("KOLs") to refine and optimize the commercial strategy prior to national and global deployment. Our commercialization approach may include either a standalone commercial launch or a strategic partnership or licensing arrangement with a larger industry participant. Our management team has experience executing both independent and partnered commercialization strategies.

Our system is designed to integrate into existing catheter-based workflows, utilizing techniques already familiar to interventional radiologists and cardiologists. We believe this compatibility may reduce training requirements and support clinical adoption.

Revenue Model

We envision a procedure-based revenue model primarily driven by the recurring income of single-use disposable catheters used in hospital catheter labs with revenue volume expected to closely track procedural volume. Our system is expected to consist of four primary components:

● Disposable sensing catheter;

● RF ablation catheter designed to access peripheral nerves;

● RF energy generator to power our customer RF ablation catheter; and

● Software-based user interface for data visualization and system control.

Designed to fit current hospital workflows, this modular platform is expected to minimize capital equipment needs, shorten procurement cycles, and require minimal training for interventionalists to accelerate adoption and utilization. Our selection of RF energy is based on its well-established clinical use and regulatory familiarity with the FDA. We also envision multiple additional revenue pathways, including deployment as a standalone sensing technology for diagnostic use and an integrated sensing and ablation system addressing a broad range of conditions.

Manufacturing and Development

We currently rely on third-party manufacturers for device production and expect to continue doing so for commercial-scale manufacturing. Our sensing system is currently in prototype form and is hand-built using a combination of custom-fabricated and 3D-printed components. We have not yet assembled or tested a fully commercial version of our proposed device. Even if our proposed device receives regulatory clearance, there is no guarantee that we will be able to successfully manufacture it at scale.

We believe one of the most significant challenges in our commercialization plan will be scaling our current sensing prototype into a robust, manufacturable commercial product. We are actively developing a more robust version suitable for clinical and commercial use; however, scaling production presents significant technical and operational challenges. Our dependency on third-party supply and manufacturing partners to supply the materials and components for our research and development, preclinical, and clinical trial devices represents a risk to our development timelines.

Intellectual Property

Patents and Patent Applications

We hold an extensive and diverse patent portfolio with 18 patent families covering various proprietary medical device systems, methods, and technologies related to nerve modulation, tissue treatment, organ function regulation, cancer therapy, and diagnostic systems. The portfolio is comprised of 75 issued patents and 37 pending patent applications, which were originated by our co-founders, Mr. Landy Toth and/or Dr. Robert Schwartz, with original filing dates ranging from 2012 through 2024 and expiration dates ranging from 2033-2039. Patent coverage spans major medical technology markets to ensure commercial protection with patents issued in the United States, Europe (multiple national ratifications including Unitary Patent), Canada, Australia, China, India, Japan, Mexico, and Singapore.

Our patent families cover distinct inventive areas including the following:

●

Controlled Sympathectomy and Micro-Ablation Systems and Methods - the foundational patent family; issued in the U.S., Europe (France, Germany, Ireland, Netherlands and UK), Canada and Mexico; expirations from 2033–2035;

●	Endoscopic Sympathectomy Systems and Methods - issued in the U.S., Europe (France, Germany and UK) and Canada; expiring 2033;
●

Devices, Systems, and Methods for Diagnosis and Treatment of Overactive Bladder - issued in the U.S., Europe (France, Germany, Ireland, Netherlands and UK), Canada, Japan, and Singapore; expirations from 2033–2034;

●	Systems and Methods for Treatment of Tissues Within and/or Through a Lumen Wall - issued in the U.S., Europe (France, Germany and UK) and Canada; expirations from 2033–2034;
●	Systems and Methods for Regulating Organ and/or Tumor Growth Rates, Function, and/or Development - issued in the U.S. and Canada; expirations from 2034–2036;
●	Systems and Methods for Neurological Traffic and/or Receptor Functional Evaluation and/or Modification - issued in the U.S., Europe (France, Germany and UK) and Canada; expirations from 2034–2035;
●	Systems and Methods for Treating Cancer and/or Augmenting Organ Function - issued in the U.S. and Canada; expirations from 2034–2035;
●	ANS Assessment Systems, Kits, and Methods - issued in the U.S., Europe (Unitary Patent, Ireland and UK) and Canada; expirations from 2035–2037;
●

Controlled and Precise Treatment of Cardiac Tissues - issued in the U.S. and Europe (Unitary Patent); covers systems and methods for feedback-driven neuromodulation, denervation, and ablation of cardiac tissues; expirations from 2036–2039;

●

Medical Devices with Circuitry for Capturing and Processing Physiological Signals - issued in the U.S. and Europe (Unitary Patent, Ireland and UK); covering microchip-enabled signal capture architectures; expirations from 2038–2039;

●	Elongated Conductors and Methods of Making and Using the Same - issued in the U.S. and Europe (Unitary Patent and UK); covering catheter conductor design; expirations 2036; and
●	Smart Torquer and Methods of Using the Same - issued in the U.S. and Europe (Unitary Patent, Ireland and UK); covering catheter navigation components; expirations from 2036–2037.

Management views the IP portfolio as a key strategic asset supporting our competitive positioning and long-term platform value.

Trademarks

We have one registered trademark for the mark “AUTONOMIX” in the United States, Australia, China, the European Union, India, Japan, Mexico, and Singapore. The registrations of these trademarks are effective for varying periods of time and may be renewed periodically provided we comply with all applicable renewal requirements, including, where necessary, the continued use of the trademarks in the applicable jurisdictions in connection with certain goods and services.

Competition

We operate in highly competitive, innovation-driven markets: electrophysiology and interventional pain management, both dominated by large medtech players with sophisticated portfolios, substantially greater resources and challenged by emerging innovators. These industry leaders include Medtronic, Johnson & Johnson, Abbott and Boston Scientific.

While the current standards of care for treating pancreatic cancer pain are comprised largely of generic drugs and injections, we are not aware of any person or company working on a transvascular sensing and ablation method for treating this indication. Although competitors like Medtronic are expanding the use of transvascular ablation techniques, we are not aware of anyone developing a sensing technology similar in capability to ours.

Recent tests using Endoscopic Ultrasound-Guided Ablation to treat pancreatic cancer pain have claimed outcomes that may be better than NCPB; however, this is still a percutaneous technique that we believe involves similar inherent risks of infection and internal damage. We believe these risks are significantly reduced using a transvascular approach such as our technology.

Regulation of our Business

Our products are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDCA") and its implementing regulations, guidance documentation, and standards. Our sensing and RF ablation systems are regulated by the FDA as medical devices. The FDA regulates the design, development, research, testing, manufacturing, safety, labeling, storage, record-keeping, promotion, distribution, sale, and advertising of medical devices in the United States. The FDA also regulates the export of medical devices manufactured in the United States to international markets. Any violations of these laws and regulations could result in a material adverse effect on our business.

Our current products are Class II device candidates and will require submission of a premarket notification or De Novo request prior to commercial distribution in the United States. We must also comply with applicable foreign regulatory requirements for distribution outside the United States.

Unless an exemption applies, before we can commercially distribute medical devices in the United States, we must obtain, depending on the type of device, either prior premarket clearance or DeNovo submission from the FDA. The FDA classifies medical devices into one of three classes:

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

DeNovo Classification

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

Clinical Trials

Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) or DeNovo clearance. Such trials generally require an investigational device exemption application, or IDE, approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed a nonsignificant risk device eligible for more abbreviated IDE requirements. Clinical trials are subject to extensive monitoring, record keeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board, or IRB, for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, we also are required to obtain the patients' informed consent in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. We, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA approval to market the product in the U.S. Similarly, in Europe the clinical study must be approved by a local ethics committee (EC) and in some cases, including studies with high-risk devices, by the ministry of health in the applicable country.

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

Glossary

Unless we otherwise indicate, or unless the context requires otherwise, any references in this Annual Report on Form 10-K to the following medical terms have the respective meanings set forth below:

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

hypertension: high blood pressure.

microvolt: one millionth of a volt.

transvascular: across the wall of a blood vessel (or similar vessel).

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

Risks Related to our Common Stock

•

We are not in compliance with Nasdaq’s continued listing requirements and if we are unable to regain compliance with the listing requirements, our common stock will be delisted from Nasdaq which could have a material adverse effect on our financial condition and could make it more difficult for stockholders to sell their shares;

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

•	The sale of our common stock by our stockholders, or the perception that stock sales may occur, could cause the price of our common stock to decline.
•	Provisions of the Series A, B and C Warrants we issued could discourage an acquisition of us by a third party.

Risks Related to Our Overall Business

Factors raise substantial doubt about our ability to continue as a going concern.

As of March 31, 2026, we had an accumulated deficit of $67.1 million, negative cash flows from operating activities of $12.3 million and working capital of $5.9 million, which raises substantial doubt about our ability to continue as a going concern. Further, we have incurred, and expect to continue to incur, significant costs in pursuit of our business plans. We cannot assure you that our plans to raise sufficient capital to fund our business will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to raise additional capital or our inability to continue as a going concern.

We have no approved products, and we cannot assure you that we will generate revenue or become profitable in the future.

Our products may never be cleared by the FDA or become commercially viable or accepted for use. We have incurred significant losses since our inception and expect to continue to experience operating losses and negative cash flow for the foreseeable future. We expect to expend significant resources on hiring of personnel, continued scientific and product research and development, product testing and preclinical and clinical investigation, intellectual property development and prosecution, marketing and promotion, capital expenditures, working capital, general and administrative expenses, and fees and expenses associated with our capital raising efforts. We expect to incur costs and expenses related to consulting costs, hiring of scientists, engineers, science and other operational personnel, and the continued development of relationships with strategic partners.

We will need additional financing over the longer term to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

We believe our existing capital resources will be sufficient to fund our operations into the fourth calendar quarter of 2026 without additional capital infusion.

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

Our operations and performance will depend significantly on worldwide economic and geopolitical conditions. Uncertainty about global economic conditions could result in potential customers postponing purchases of our future products in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our future products and, accordingly, on our business, results of operations or financial condition. For example, current global financial markets continue to reflect uncertainty, which has been heightened by the the ongoing military conflict between Russia and Ukraine and the ongoing conflict in Israel. Given these uncertainties, there could be further disruptions to the global economy, financial markets and consumer confidence. If economic conditions deteriorate unexpectedly, our business and results of operations could be materially and adversely affected. For example, our future customers, including our distributors and their customers, may have trouble obtaining the working capital and other financing necessary to support historical or projected purchasing patterns, which could negatively affect our results of operations.

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

Moreover, ongoing armed conflicts between Russia and Ukraine and in the Middle East (including the U.S. and Israel’s military actions against Iran commencing in March 2026) have resulted in sustained global geopolitical unrest, including significant instability in the financial and commodities markets and the continued imposition of extensive international sanctions. The geopolitical landscape remains highly volatile following the 2024 U.S. elections and the subsequent transition in U.S. administration and policy priorities in 2025 and 2026 (including the imposition of tariffs by the U.S. administration). It is not possible to predict the near or long-term consequences of these shifts, which may include new or expanded sanctions, trade embargoes, increased tariffs, changes in international trade agreements, and heightened regional instability. These factors, alongside potential fluctuations in inflation, currency exchange rates, and macroeconomic conditions, may create prolonged uncertainty in the global markets and could have a material adverse effect on our business, financial condition, and results of operations.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act. We expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404. We cannot be certain that the actions we will be taking to improve our internal controls over financial reporting will be sufficient, or that we will be able to implement our planned processes and procedures in a timely manner. In addition, if we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

Presently, we do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to timely remediate. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

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

Under the current political administration, including the Presidency and both houses of Congress, federal and state government agencies may be subject to change as a result of political, legislative, regulatory, administrative developments and judicial proceedings. For example, the current administration has discussed several changes to the reach and oversight of the Food and Drug Administration, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs, as well as oversight over clinical trials and pharmaceutical development, all of which could pose risks (or opportunities) for companies in related industries.

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

The timely completion of clinical studies depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical studies for a variety of reasons, including:

•	the severity of the disease under investigation;
•	the limited size and nature of the patient population;
•	the patient eligibility criteria defined in our protocol and other clinical study protocols;
•	the nature of the study protocol, including the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects;
•	difficulties and delays in clinical studies that may occur as a result of public health emergencies or pandemics;
•	the ability to obtain institutional review board (“IRB”) approval at clinical study locations;
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

We anticipate that a portion of patients using our products will be beneficiaries under the Medicare fee-for-service program. Failure to secure or maintain coverage or maintain adequate reimbursement from Medicare would reduce our revenues and may also affect the coverage and reimbursement decisions of other third-party payers in the U.S. and elsewhere.

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

We rely on information technology (“IT”) systems, including third-party “cloud based” service providers, to keep financial records, maintain laboratory data, clinical data, and corporate records, to communicate with staff and external parties and to operate other critical functions. This includes critical systems such as email, other communication tools, electronic document repositories and archives. If any of these third-party information technology providers are compromised due to computer viruses, unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication failures, electrical failures, cyberattacks or cyber-intrusions over the internet, then sensitive emails or documents could be exposed or deleted. Similarly, we could incur business disruption if our access to the internet is compromised, and we are unable to connect with third-party IT providers. The risk of a security breach or disruption, particularly through cyberattacks or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, we rely on those third parties to safeguard important confidential personal data regarding our employees and subjects enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in a third-party IT provider’s operation, it could result in a disruption of our device development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and development of our product candidates could be delayed or could fail.

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

On January 14, 2026, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that for the previous 30 consecutive business days the closing bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). The deficiency letter did not result in the immediate delisting of our common stock from the Nasdaq Capital Market.

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

Delisting from Nasdaq would adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors and general investors that will consider investing in our common stock, a reduction in the number of market makers in our common stock, a reduction in the availability of information concerning the trading prices and volume of our common stock, a reduction in the number of broker-dealers willing to execute trades in shares of our common stock or interest in business development opportunities. Further, if we are delisted, we would lose federal pre-emption of state securities laws as it relates to our securities and thus also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Exchange Act and would be covered by Rule 15g-9 of the Exchange Act. Rule 15g-9 imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our industry and our market. If no analyst elects to cover us and publish research or reports about us, the market for our common stock could be severely limited and our stock price could be adversely affected. As a small-cap company, we are more likely than our larger competitors to lack coverage from securities analysts. In addition, even if we receive analyst coverage, if one or more analysts ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. If one or more analysts who elect to cover us issue negative reports or adversely change their recommendations regarding our common stock, our stock price could decline.

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

Provisions of the Series A, B and C Warrants we issued could discourage an acquisition of us by a third party.

The Series A, B and C Warrants we issued provide that in the event of a “Fundamental Transaction” (as defined in the related warrant agreement, which generally includes any merger with another entity, the sale, transfer or other disposition of all or substantially all of our assets to another entity, or the acquisition by a person of more than 50% of our common stock), each Series A, B and C Warrant holder will have the right at any time prior to the consummation of the Fundamental Transaction to require us to repurchase the common warrant for a purchase price in cash equal to the Black-Scholes value (as calculated under the warrant agreement) of the then remaining unexercised portion of such Series A, B and C Warrant on the date of such Fundamental Transaction, which may materially adversely affect our financial condition and/or results of operations and may prevent or deter a third party from acquiring us.

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

Risk Management Processes

Our cybersecurity strategy integrates multiple layers of defense to manage identified risks:

•

Preventive Controls: We rely on our third-party SaaS providers to deploy advanced firewalls, endpoint protection and intrusion detection systems to secure the infrastructure supporting our operations. Multi-factor authentication and encryption are enforced across critical systems and data repositories.

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

Third-Party Risk Management

We rely on third-party vendors for certain operational and IT services. To mitigate risks associated with these vendors, we will implement a vendor risk management program that includes:

•	Due diligence reviews of third-party vendors’ cybersecurity policies and practices prior to, and during, potential engagement; and
•	Contractual requirements for third-party vendors to maintain robust security controls, where applicable, and report incidents promptly.

Material Impact of Cybersecurity Risks

Cybersecurity threats have the potential to disrupt operations, compromise sensitive data or lead to regulatory penalties. Our proactive risk management processes are designed to minimize the likelihood and impact of such events. During the fiscal year ended March 31, 2026, we did not identify any material cybersecurity incidents.

Cybersecurity Governance

The Audit Committee is responsible for oversight of cybersecurity risk. Our Chief Executive Officer and Chief Financial Officer are the members of management responsible for managing and assessing our cybersecurity practices. Our Chief Executive Officer and Chief Financial Officer have each served as executive officers of public companies in the past. The Audit Committee is responsible for oversight of cybersecurity risk. Our Chief Executive Officer and Chief Financial Officer are the members of management responsible for managing and assessing our cybersecurity practices. Our Chief Executive Officer and Chief Financial Officer are supported in cybersecurity matters by our outsourced IT provider, which provides specialized cybersecurity expertise. They report to the Audit Committee on cybersecurity on a quarterly basis. Should any cybersecurity threat or incident be detected, our senior management team would timely report such threat or incident to the Audit Committee and provide regular communications and updates throughout the incident and any subsequent investigation, in order that the impact, materiality, and reporting requirements of such incident are appropriately identified and assessed for further necessary or appropriate action to be taken.

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

Item 2.  Properties.

We do not own any real property. Our corporate and executive offices are located in a facility in The Woodlands, Texas for which we are under a membership agreement. The current membership agreement terminates on November 30, 2026. We believe that our facilities are sufficient to meet our current needs and that suitable space will be available as and when needed.

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

Holders of Common Equity

As of May 1, 2026, we had approximately 6,200 stockholders of record of our common stock. This does not include beneficial owners of our common stock.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended March 31, 2026.

Shares Forgone to Pay Exercise Price of Shares

During the year ended March 31, 2026, 6,254,963 shares of common stock, of which 5,399,963 were pre-funded warrants, were issued to shareholders as their warrants were exercised. The terms of the warrants provide that a holder may conduct a cashless exercise of the warrants. For the year ended March 31, 2026, 961 shares of common stock were forfeited by shareholders through cashless exercises with an average price paid per share of $0.017.

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

Overview

We are a development-stage medical device company focused on advancing technologies for sensing and treating disorders of the nervous system. Our platform is designed to integrate high-sensitivity neural signal detection with targeted radiofrequency (“RF”) ablation, enabling a “sense, treat, verify” approach intended to improve the precision and consistency of nerve-targeted therapies. Our technology consists of a catheter-based system incorporating a proprietary microchip-enabled sensing architecture designed to detect low-amplitude neural signals from within the vascular system. By placing signal amplification and digitization at or near the point of detection, this approach is intended to reduce signal degradation and improve detection of neural activity compared to conventional systems. We believe this may enable more precise localization of target nerves and support targeted therapeutic intervention. Our development efforts are focused on two core components: diagnostic sensing and therapeutic RF ablation. In preclinical studies, our sensing technology has demonstrated the ability to detect signals from specific nerve bundles prior to ablation and confirm signal termination following treatment. We are currently refining the design of our catheter to meet requirements for human use in the United States.

As of March 31, 2026, we had an accumulated deficit of $67.1 million, negative cash flows from operating activities of $12.3 million and working capital of $5.9 million, which raises substantial doubt about our ability to continue as a going concern. Further, we have incurred, and expect to continue to incur, significant costs in pursuit of our business plans. We cannot assure you that we will be successful in raising additional funds. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Recent Developments

In January 2026, we reported a subgroup analysis showing consistent, clinically meaningful pain reduction observed from Stage 2 through Stage 4 disease, including late-stage patients.

In March 2026, we were selected for a Best Abstract presentation at the CRT Annual Meeting and recognized with a Best Innovation Award, reflecting growing recognition of our transvascular nerve-sensing and ablation platform within the interventional cardiology community.

During the fiscal year ending March 31, 2026, Autonomix continued to build a comprehensive intellectual property portfolio that is designed to provide broad, area-by-area protection across the body, encompassing core platforms for nerve mapping, signal processing, and controlled micro-ablation, along with application-specific innovations across multiple organ systems. With issued patents in the United States and key international jurisdictions, and expirations extending into the late 2030s, the portfolio is structured to support multi-organ platform scalability and expansion into diverse clinical indications.

Results of Operations for the Year Ended March 31, 2026 Compared to the Year Ended March 31, 2025

Below is a summary of the results of operations (in thousands):

	Year Ended March 31,
			Change	Change
	2026	2025	( $ )	( % )
Operating expenses:
Research and development	$7,144	$4,725	$2,419	51%
General and administrative	9,890	6,863	3,027	44%
Total operating expenses	$17,034	$11,588	$5,446	47%

Research and Development ("R&D"). R&D expenses increased by $2.4 million compared to the same period in 2025. This increase was driven by a net increase in stock-based compensation expense of $0.4 million, primarily due to the stock option cancellations and an increase in all other research and development expenses of $2.0 million, driven primarily by an increase in our clinical trial and product development costs. We expect to incur increased research and development costs in the future as we continue our clinical trials and product development efforts.

General and Administrative ("G&A"). G&A expenses increased by $3.0 million compared to the same period in 2025. This increase was driven by a net increase in stock-based compensation expense of $2.2 million, primarily due to the stock option cancellations and an increase in legal and professional fees of $1.1 million offset by a decrease in compensation and benefits of $0.3 million.

Interest expense

Interest expense was $0 in 2026 and $0.2 million in 2025 related to the amortization of debt discount as the remaining portion of the Convertible Notes was converted into 33,250 shares of common stock in March 2025.

Interest income

Interest income was $0.3 million in 2026 and $0.4 million in 2025 primarily due to higher relative interest rates in 2025.

Liquidity and Capital Resources

On March 31, 2026, we had cash of $7.0 million and working capital of $5.9 million. We have historically funded our operations from proceeds from equity sales.

We estimate our current cash resources are sufficient to fund our operations into but not beyond the fourth calendar quarter of 2026.

Our plan of operations is primarily focused on developing our product candidate, with the product candidate in the proof-of-concept stage at this time. We are initially focusing on the treatment of pain associated with pancreatic cancer and we have designed our commercialization efforts around this as our first proposed indication for use.

We will need to raise additional capital to meet our obligations and execute our business plan. We estimate that we will require additional financing in the range of $25 to $32 million to fund our operations through initial commercial launch. The timing and costs of clinical trials are difficult to predict and trial plans may change in response to evolving circumstances and as such the foregoing estimates may prove to be inaccurate. If we are unable to raise sufficient funds, we will be required to develop and implement an alternative plan to further extend payables, reduce overhead or scale back our business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $12.3 million during the year ended March 31, 2026, consisting of a net loss of $16.7 million and an increase in operating assets of $0.1 million. Non-cash items primarily consisted of stock-based compensation of $4.3 million and the issuance of common stock for equity line of credit commitment fee of $0.3 million.

Net cash used in operating activities was $8.3 million during the year ended March 31, 2025, consisting of a net loss of $11.4 million and changes in operating assets and liabilities of $1.2 million. The change in operating assets and liabilities included sources of cash from a decrease in other current assets of $0.3 million and an increase in accounts payable of $0.2 million and accrued expenses of $0.7 million. The increases in accounts payable and accrued expenses were driven primarily by increased research and development costs for the development of our medical devices, general and administrative costs consisting of professional fees, officer compensation and legal expenses. The increase in other current assets was driven primarily by prepaid insurance costs. Non-cash items consisted of stock-based compensation of $1.6 million, depreciation and amortization of $0.2 million and the issuance of common stock, net of discount for lack of marketability of $0.1 million.

Cash used in investing activities

Net cash used in investing activities was $10 thousand for the year ended March 31, 2026 related to the purchase of computer hardware and software.

Net cash used in investing activities was $14 thousand for the year ended March 31, 2025 related to the purchase of computer hardware and software.

Cash provided by financing activities

Net cash provided by financing activities was $10.2 million for the year ended March 31, 2026, consisting of gross proceeds from the issuance of common stock of $3.5 million, the warrant inducements of $2.5 million and the issuance of pre-funded warrants and Series C warrants of $5.0 million. We also paid $0.1 million in direct financing costs for the issuance of common stock, $0.3 million for the warrant inducements and $0.5 million for the issuance of the pre-funded warrants and Series C warrants.

Net cash provided by financing activities was $8.8 million for the year ended March 31, 2025, consisting of $10.0 million of gross proceeds from the Offering. We also paid $1.1 million in issuance costs for the Offering and $0.2 million in issuance costs for a subsequent registration statement.

Contractual Obligations and Commitments

None.

Employment Arrangements

We have agreements with key employees to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain employees and officers in the event of termination. In total, these benefits would amount to a range of $1.9 million to $2.5 million using the rate of compensation in effect at March 31, 2026.

Off-balance Sheet Arrangements

As of March 31, 2026 and March 31, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Components of our Results of Operations and Financial Condition

Operating expenses

We classify our operating expenses into two categories: (i) research and development and (ii) general and administrative.

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

Advertising

It is our policy to expense advertising costs as incurred. Advertising expenses are included within general and administrative expenses within the statement of operations. For the years ended March 31, 2026 and 2025, the Company recorded $0 and less than $0.1 million, respectively.

Stock-based compensation

Stock-based compensation transactions are recognized as compensation expense in the statements of operations based on their fair values on the date of the grant. The expense for equity awards expected to vest is recognized over the applicable vesting period of the stock award using either the straight-line method or the accelerated method, depending on the vesting structure, and is included in general and administrative and research and development expenses. We estimate the fair value of options granted using the Black-Scholes option pricing model. This estimate uses assumptions regarding a number of inputs that require us to make significant estimates and judgments. The expected volatility assumption was based on industry peer information.

Accounting for Warrants

We issued warrants to purchase shares of common stock (i) in connection with our November 2024 Offering Agreement, (ii) July 2025 Warrant Inducement Agreement, and (iii) November 2025 Securities Purchase Agreement. We accounted for such warrants in accordance with Accounting Standards Codification (“ASC”) Topic 480-10, Distinguishing Liabilities from Equity and ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity.

Other Warrants

The fair value of equity-based warrants issued is estimated using the Black-Scholes option pricing model. The significant judgments and assumptions used in applying the Black-Scholes option pricing model include the underlying common stock at the measurement dates, the expected term, expected dividend yield and historical volatility of comparable companies’ stock.

Common Stock Fair Value – The Company calculates the fair value of equity classified warrants granted using either observable share prices and/or adjusted share prices for the effects of dilution. Expense is recognized within general and administrative expense.

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

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Autonomix Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Autonomix Medical, Inc. (the “Company”) as of March 31, 2026 and 2025, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit since inception, has not generated revenue from operations, and does not expect to experience positive cash flows from operating activities in the near term. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Atlanta, Georgia

May 27, 2026

Autonomix Medical, Inc.

Balance Sheets

(in thousands, except par value and share data)	As of
	March 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$7,004	$9,136
Other current assets	577	473
Total current assets	7,581	9,609
Noncurrent assets:
Property and equipment, net	19	21
Deferred offering costs	—	176
Total noncurrent assets	19	197

Total Assets	$7,600	$9,806

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$700	$676
Accrued expenses	1,005	1,031
Total current liabilities	1,705	1,707

Total Liabilities	1,705	1,707

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and 2025, respectively	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 11,409,344 and 2,497,033 shares issued and outstanding as of March 31, 2026 and 2025, respectively	11	2
Additional paid-in capital	72,978	58,476
Accumulated deficit	(67,094)	(50,379)
Total Stockholders' Equity	5,895	8,099

Total Liabilities and Stockholders' Equity	$7,600	$9,806

See accompanying notes to the financial statements

Autonomix Medical, Inc.

Statements of Operations

	For the Years Ended
	March 31,
(in thousands, except share and per share data)	2026	2025

Operating expenses:
Research and development	$7,144	$4,725
General and administrative	9,890	6,863

Total operating expenses	17,034	11,588

Loss from operations	(17,034)	(11,588)

Other income (expense):
Interest expense	—	(176)
Interest income	319	354

Total other income, net	319	178

Loss before income taxes	(16,715)	(11,410)

Income taxes	—	—

Net loss	$(16,715)	$(11,410)

Loss per share - basic and diluted	$(2.32)	$(6.46)

Weighted average shares outstanding - basic and diluted	7,216,757	1,766,425

See accompanying notes to the financial statements

Autonomix Medical, Inc.

Statements of Changes in Stockholders' Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
(in thousands)	Shares	Amount	Capital	Deficit	Equity

Balance March 31, 2024	943	$1	$46,596	$(38,969)	$7,628

Net loss	—	—	—	(11,410)	(11,410)
Stock-based compensation	—	—	1,628	—	1,628
Issuance of common stock	13	—	103	—	103
Issuance of common stock - warrants exercised	892	1	—	—	1
Issuance of common shares and equity classified warrants, net of offering costs	616	—	8,972	—	8,972
Issuance of common stock for extinguishment of convertible debt	33	—	1,177	—	1,177

Balance March 31, 2025	2,497	2	58,476	(50,379)	8,099

Net loss	—	—	—	(16,715)	(16,715)
Stock-based compensation	—	—	529	—	529
Stock option cancellations, unamortized stock-based compensation	—	—	3,732	—	3,732
Issuance of common stock for equity line of credit commitment fee	262	—	267	—	267
Issuance of common stock, net of costs	2,395	3	3,211	—	3,214
Issuance and exercise of pre-funded warrants, net of costs	4,502	4	—	—	4
Issuance of common stock - warrants exercised, net of costs	1,753	2	6,763	—	6,765

Balance March 31, 2026	11,409	$11	$72,978	$(67,094)	$5,895

See accompanying notes to the financial statements

Autonomix Medical, Inc.

Statements of Cash Flows

	For the Years Ended March 31,
(in thousands)	2026	2025

Cash Flows from Operating Activities:
Net loss	$(16,715)	$(11,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	529	1,628
Stock option cancellations	3,732	—
Issuance of common stock for equity line of credit commitment fee	267	—
Depreciation and amortization expense	12	183
Issuance of common stock, net of discount for lack of marketability	—	101
Changes in operating assets - (increase)/decrease:
Other current assets	(104)	310
Changes in operating liabilities - increase/(decrease):
Accounts payable	24	184
Accrued expenses	(27)	746
Net cash used in operating activities	(12,282)	(8,258)

Cash Flows from Investing Activities:
Purchase of property and equipment	(10)	(14)
Net cash used in investing activities	(10)	(14)

Cash Flows from Financing Activities (increase/decrease):
Gross proceeds from issuance of common stock	3,531	—
Direct financing costs for issuance of common stock	(141)	—
Gross proceeds from warrant inducement	2,546	—
Direct transaction costs for warrant inducement	(291)	—
Gross proceeds from issuance and exercises of pre-funded warrants	5,000	—
Direct financing costs for issuance of pre-funded warrants	(485)	—
Gross proceeds from issuance of common stock, pre-funded and common warrants	—	10,025
Direct transaction costs for issuance of common stock, pre-funded and common warrants	—	(1,052)
Payment of issuance costs for registration statement	—	(176)
Gross proceeds from exercise of warrants	—	1
Proceeds from sales of common stock	—	2
Net cash provided by financing activities	10,160	8,800

Net change in cash and cash equivalents	(2,132)	528

Cash and cash equivalents, at beginning of period	9,136	8,608

Cash and cash equivalents, at end of period	$7,004	$9,136

Supplemental cash flow disclosures:
Non-cash financing activities:
Recognition of deferred financing costs associated with issuance of common stock	$(176)	$—
Proceeds from cashless exercise of warrants	$1	$39
Warrants issued for equity issuance costs	$—	$479
Convertible notes converted into common stock	$—	$1,330
Settlement/conversion to common shares for debt issuance costs	$—	$(153)

See accompanying notes to the financial statements

Autonomix Medical, Inc.

Notes to the Financial Statements

Note 1 – Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

Autonomix Medical, Inc (“we,” “our,” the “Company”) is a medical device company organized as a Delaware corporation on June 10, 2014. The Company is a development-stage medical device company focused on advancing technologies for sensing and treating disorders of the nervous system. The Company's platform is designed to integrate high-sensitivity neural signal detection with targeted radiofrequency (“RF”) ablation, enabling a “sense, treat, verify” approach intended to improve the precision and consistency of nerve-targeted therapies. The Company's technology consists of a catheter-based system incorporating a proprietary microchip-enabled sensing architecture designed to detect low-amplitude neural signals from within the vascular system. By placing signal amplification and digitization at or near the point of detection, this approach is intended to reduce signal degradation and improve detection of neural activity compared to conventional systems. The Company believes this may enable more precise localization of target nerves and support targeted therapeutic intervention.

The Company's development efforts are focused on two core components: diagnostic sensing and therapeutic RF ablation. In preclinical studies, the Company's sensing technology has demonstrated the ability to detect signals from specific nerve bundles prior to ablation and confirm signal termination following treatment. The Company is currently refining the design of its catheter to meet requirements for human use in the United States. In parallel with development of the Company's sensing system, the Company has conducted an early clinical proof-of-concept study evaluating the safety and feasibility of transvascular nerve ablation using commercially available RF ablation technologies.

The Company is initially developing its technology for the treatment of pain associated with pancreatic cancer, a disease where existing therapies, including opioid pharmacotherapy and neurolytic injections, may provide inconsistent relief and are associated with meaningful risks. The Company believes our platform may also have the potential to support additional applications, including other visceral pain conditions, hypertension, cardiovascular disease, and other nerve-related disorders. These potential applications remain under evaluation and will require further development and clinical validation.

On January 14, 2026, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that for the last 30 consecutive business days the closing bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). The deficiency letter does not result in the immediate delisting of the Company’s common stock from the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), the Company has been provided an initial period of 180 calendar days, or until July 13, 2026 (the “Compliance Date”), to regain compliance with the Bid Price Rule. If, at any time before the Compliance Date, the closing bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to the Company that it complies with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). If the Company is not in compliance with the Bid Price Rule by July 13, 2026, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the minimum bid price deficiency, which may include, if necessary, implementing a reverse stock split. If the Company does not regain compliance with the Bid Price Rule by the Compliance Date and is not eligible for an additional compliance period at that time, the Staff will provide written notification to the Company that its common stock may be delisted. The Company would then be entitled to appeal the Staff’s determination to a NASDAQ Listing Qualifications Panel and request a hearing. There can be no assurance that, if the Company does appeal the delisting determination by the Staff to the NASDAQ Listing Qualifications Panel, that such appeal would be successful. The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule, which could include effecting a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Rule.

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

For the years ended March 31, 2026 and 2025, the Company had net losses of approximately $16.7 million and $11.4 million, respectively, and had net cash flows used in operating activities of $12.3 million and $8.3 million, respectively. The Company had no revenues for the years ended March 31, 2026 and 2025, respectively. The Company had an accumulated deficit of $67.1 million and working capital of $5.9 million as of March 31, 2026. The Company does not expect to generate positive cash flows from operating activities in the near future. These conditions, and the Company's ability to comply with such conditions, raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company estimates its current cash resources are sufficient to fund its operations into but not beyond the fourth calendar quarter of 2026. The Company recognizes it will need to raise additional capital to continue to execute its business plan, including obtaining regulatory clearance for its products currently under development and commercializing and generating revenues from products under development. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. A failure to raise sufficient capital, generate sufficient product revenues, control expenditures and regulatory matters, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives. If the Company is unable to raise sufficient additional funds, it will have to scale back, or cease its operations.

Basis of Presentation

The annual financial statements and disclosures have been prepared using the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates in Financial Statement Presentation

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company's significant estimates and assumptions include the valuation of equity related instruments and clinical research organization expenses. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Some of these judgments can be subjective and complex, and, consequently, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $0.25 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Offering and Financing Costs

Offering costs consist of professional costs incurred through the balance sheet date that were direct and incremental to the Company’s equity financing activities, as defined in Note 3 - Equity. Specifically, offering costs for the year ended March 31, 2026 were incurred on the Company's ATM agreement, and subsequent increase, inducement letter and purchase agreement. Offering costs for the year ended March 31, 2025 were incurred on the offering and the registration statement. The costs for the registration statement are recorded in deferred offering costs on the balance sheet as of March 31, 2025. Costs associated with salaries and other period costs were expensed as incurred. See Note 3 - Equity for additional detail on financing activities.

Property and Equipment

Property and equipment are stated at historical cost and depreciated on a straight-line basis over their estimated useful lives, generally  three years. Upon disposition of the assets, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,
	2026	2025

Accrued compensation	$593	$626
Accrued clinical research costs	275	134
Accrued product development costs	30	111
Accrued professional fees	38	52
Accrued franchise tax	50	50
Accrued director fees	—	46
Other miscellaneous accrued expenses	19	12

Total accrued expenses	$1,005	$1,031

Convertible Notes

The Company previously evaluated, in prior periods when the instruments were issued, embedded redemption, conversion and other features within its debt to determine whether any embedded features should be bifurcated from the host instrument and accounted for as a derivative at fair value, with changes in fair value recorded in the statements of operations. The Company’s debt was carried on the balance sheets on a historical cost basis, net of unamortized discounts and premiums, because the Company did not elect the fair value option of accounting. Costs associated with acquiring debt, including detachable warrants issued in connection with the financing, were capitalized as a debt discount. The debt discount was presented in the balance sheets, in prior year periods, as a direct deduction from the carrying amount of the debt liability.

There is no debt outstanding in either period as the last convertible notes converted in March 2025.

The costs were amortized over the estimated contractual life of the related debt instrument using the effective interest method and were included in interest expense in the statements of operations.

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

The Company accounted for the Purchase Agreement as a derivative asset measured at fair value on an on-going basis. At inception and as of March 31, 2026, the fair value of the derivative asset generated from the Purchase Agreement is $0.

The Company did not have any additional assets or liabilities measured at fair value as of   March 31, 2026 and 2025, respectively.

The carrying value of short-term instruments, including cash, accounts payable and accrued expenses, approximate fair value due to the relatively short period to maturity for these instruments.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of reported assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Any tax-related interest or penalties will be recognized in the statement of operations within general and administrative expense. As of March 31, 2026 and March 31, 2025 the Company determined a full valuation allowance was required to offset its deferred tax assets as a result of recurring operating losses.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740-10 which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on its tax return. The Company evaluates and records any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon examination and ultimate settlement with the tax authorities in the tax jurisdictions in which it operates. As of March 31, 2026 and March 31, 2025 the Company had no uncertain tax positions.

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

For the twelve months ended March 31, 2026 and 2025, dilutive securities that were not included in the calculations of the loss per common share because they would be anti-dilutive included the following:

	March 31,
	2026	2025

Equity based warrants to purchase common shares	4,334	87,531
Bridge financing warrants	25,003	25,003
Stock options granted	13,500	243,483
Series A warrants	55,500	1,533,096
Series B warrants	1,477,596	—
Series C warrants	9,003,332	—
Representative Warrants	180,641	91,985

Total potentially dilutive securities	10,759,906	1,981,098

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising

It is our policy to expense advertising costs as incurred. Advertising expenses are included within general and administrative expenses within the statement of operations. For the years ended March 31, 2026 and 2025, the Company recorded $0 and less than $0.1 million, respectively.

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

As such, the CODM primarily evaluates performance of the Company using various financial metrics, including the combined net income (loss) from operations, also shown on the Statements of Operations, forecasted cash expenditures and existing and forecasted cash balances. These financial metrics are used by the CODM to make key operating decisions, such as the assessment of segment performance and allocation of resources. All of the assets are located in the United States. The significant expense categories within net loss from operations that the CODM regularly reviews are expenses related to research and development and general and administrative. The significant expense categories are reported on the Statements of Operations.

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

In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by federal, state and foreign taxes as well as the amount of income taxes paid by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning after the year ended December 31, 2024. This ASU is effective for our Form 10-K for fiscal 2026 and the Company has applied the application on a prospective basis. Refer to Note 6 - Income Taxes.

There are no other effective pronouncements, or pronouncements issued but not yet effective, if adopted, that would have a material effect on the accompanying financial statements.

Note 2– Convertible Notes Payable

On September 9, 2023, the Company's Board authorized an offering up to $2.0 million in unsecured, non-interest bearing convertible promissory notes (the “Notes”) and accompanying warrants (the “Bridge Financing Warrants”) (collectively, the “Bridge Offering”) which were to mature on December 31, 2025. The Notes provided that, on the closing date of the IPO, the outstanding principal would be automatically converted into common stock at the conversion price of $40.00. Each dollar in principal amount of Notes purchased were accompanied by a five-year Bridge Financing Warrant to purchase 0.0125 shares of Common stock with an exercise price of $20.00 per share. The Company records the Bridge Financing Warrants as a discount to the Notes.

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

Warrants - Convertible Promissory Notes

From  September to December 2023, the Company issued the Notes with the detachable Bridge Financing Warrants. The Company utilized a Monte Carlo simulation model to determine the fair value of each Bridge Financing Warrant. The key inputs to the Monte Carlo simulation used to determine the fair value of each Bridge Financing Warrant include, the Company’s stock price fair value, which was determined through a back solve calculation such that the stock price results in the average total value of the Notes and the Bridge Financing Warrants being equal to the cash proceeds received, volatility based on a selection of publicly held peer companies of 101.88%, expected term of 5 years, risk free rate of 4.40%, discount rate of 20.00% and a discount for lack of marketability of 15.77%.

During the year ended March 31, 2026 and 2025, the Company recorded $0 and less than $0.2 million, respectively, in interest expense related to the amortization of the debt discount.

The following table presents a summary of activity for the Bridge Financing Warrants issued in connection with the Company’s Notes:

	Warrants	Weighted-Average Exercise Price Per Share	Remaining Life (In Years)	Aggregate Intrinsic Value*

Outstanding and exercisable, March 31, 2024	25,003	$20.00	4.48	$1,010,000

Outstanding and exercisable, March 31, 2025	25,003	$20.00	3.48	$—

Outstanding and exercisable, March 31, 2026	25,003	$20.00	2.48	$—

*Aggregate Intrinsic Value = Excess of market value over the exercise price of all in-the-money warrants.

Note 3 – Equity

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

Preferred Stock

As of the twelve months ended March 31, 2026 and 2025, the Company had no shares of preferred stock outstanding.

Restricted Stock

On February 15, 2024, the Company issued 1,750 restricted shares of common stock to the Company's marketing consultant at the closing price of $76.00 of the Company's common stock. The total value of these shares was $133,000. These shares vested monthly over a 12-month period beginning on the issue date.

The following table summarizes stock-based compensation related to restricted stock as follows:

	Year ended March 31,
	2026	2025
Recognized in general and administrative expense	$—	$116,375

Total	$—	$116,375

As of March 31, 2026, there was no unrecognized stock-based compensation expense related to restricted stock.

Common Stock

On February 28, 2025, the Company entered into an At Market Issuances Sales Agreement (the "ATM Agreement") with Ladenburg, Thalmann & Co. Inc. (the "Agent"). Pursuant to the terms of the ATM Agreement, the Company was initially able to sell from time to time through the Agent, as sales agent or principal, shares of its common stock with an initial aggregate sales price of up to $2.1 million. On August 25, 2025, the Company increased the aggregate sales price of shares of its common stock that may be sold pursuant to the ATM Agreement by $1.4 million. As of December 31, 2025, the revised aggregate sales price of shares that may be sold under the ATM Agreement was $3.5 million. As of March 31, 2026, the Company sold 2,386,216 shares for net proceeds of approximately $3.4 million. The Company paid offering costs of $0.1 million.

On August 25, 2025, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which, subject to specified terms and conditions, the Company may sell up to $15.0 million in shares of the Company’s common stock. The Company's net proceeds under the Purchase Agreement will depend on i) the frequency of sales; ii) the number of shares sold; and iii) the prices at which we sell shares to Lincoln Park. The Company also issued 261,932 shares of Company common stock (the “Commitment Shares”) to Lincoln Park in consideration for its commitment to purchase shares of Company common stock under the Purchase Agreement from time to time at the Company’s direction. As of March 31, 2026, the Company has sold 10,000 shares of the Company's common stock under the Purchase Agreement. The Company paid non-cash expenses for shares and fees of $0.3 million.

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

In August 2023, the Plan was amended to allow for an automatic increase of the available shares for issuance, whereby on the 1st of each fiscal year, beginning on April 1, 2024 and ending on (and including) April 1, 2033 in an amount equal to five percent (5%) of the total number of shares of the Company's common stock outstanding on the March 31st immediately preceding the applicable date. However, the Board may act prior to the automatic increase of a given year to provide that there will be no increase for such year, or that the increase for such year will be a lesser number of shares of the Company's common stock. On April 1, 2025 and 2026, the Plan was increased by 124,852 shares and 570,467 shares, respectively.

In July 2025, the Company entered into stock option cancellation agreements with certain employees to cancel an aggregate of 57,331 stock options. Employees that elected to cancel their stock options were granted severance agreements for three, six or nine months of their base salary (under certain conditions). On August 11, 2025, the Company entered into stock option cancellation agreements with Board members and certain officers of the Company to cancel an aggregate of 177,652 stock options. The Company's Board members included Mr. Walter Klemp, Executive Chairman of the Board; Ms. Lori Bisson, Executive Vice Chairman of the Board; and Mr. Chris Capelli, Director, respectively, and included amounts of 8,773; 65,542; and 3,750, respectively. The Company's officers included Mr. Brad Hauser, Chief Executive Officer and President; Mr. Landy Toth, Chief Technology Officer; Mr. Robert Schwartz, Chief Medical Officer; and Mr. Trent Smith, Chief Financial Officer, respectively, and included amounts of 45,000; 8,773; 13,159; and 32,655, respectively. Mr. Hauser was granted three months of his base salary, in addition to the twelve months of his base salary per his July 17, 2024 employment agreement. Mr. Toth and Mr. Schwartz were granted severance agreements that amounted to nine months of their base salary. Mr. Smith was granted three months of his base salary, in addition to the nine months of his base salary per his July 24, 2023 employment agreement. During the year ended March 31, 2026, as a result of the cancellation, the Company accelerated the recognition of $3.7 million of stock-based compensation expense. In exchange for the cancellation of the stock options, the Company entered into severance agreements with the certain employees, Board members and officers of the Company to provide the terms and conditions that would govern salary and benefits in the event of any future reductions in force. This was accounted for as a repurchase for no consideration.

In October 2025, the Company adopted, and the Company's shareholders approved the Plan, as amended and restated. Pursuant to this amendment and restatement, the Plan was increased by 1,900,000 shares. As of March 31, 2026, there were 2,270,968 shares remaining available in the Plan.

The following table summarizes the stock option activity for the year ended March 31, 2026.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (In Years)	Aggregate Intrinsic Value*

Outstanding, March 31, 2024	100,180	$46.59	9.35	$1,680,672
Granted	143,303	23.02	—	—
Outstanding, March 31, 2025	243,483	$32.72	8.92	—

Exercisable, March 31, 2025	37,923	$44.35	8.20	—

Outstanding, March 31, 2025	243,483	$32.72	8.92	—
Granted	5,000	1.85	—	—
Forfeited/Cancelled	(234,983)	33.67	—	—

Outstanding, March 31, 2026	13,500	$4.75	8.37	—

Exercisable, March 31, 2026	2,875	$15.21	5.99	—

*Aggregate Intrinsic Value = Excess of market value over the exercise price of all in-the-money stock.

During the year ended March 31, 2026, the Company granted options to purchase 5,000 shares of common stock with a contractual term that vests annually over four years on the anniversary date. The options had an aggregate grant date fair value of approximately $9 thousand that was calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model included the following: (1) fair value of common stock on the measurement date; (2) discount rate of 4.06% based on the daily yield curve rates for U.S. Treasury obligations, (3) expected life of 6.25 years based on the simplified method (vesting plus contractual term divided by two) and (4) expected volatility of 139% based on the historical volatility of comparable companies' stock.

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

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at March 31, 2026 was less than $0.1 million. During the year ended March 31, 2026, the Company recorded stock-based compensation - option expense of $3.6 million in general and administrative expense and $0.6 million in research and development expense. The amounts during the year ended March 31, 2026 include the recognition of the remaining unamortized stock-based compensation - option expense related to the stock option cancellation agreements stated above. During the year ended March 31, 2025, the Company recorded stock-based compensation - option expense of $1.3 million in general and administrative expense and $0.2 million in research and development expense.

License Agreement

On July 10, 2024, we entered into a license agreement (the “Agreement”) with RF Innovations, Inc. (“RFI”), a privately held medical technology company, to license products utilizing RFI’s intellectual property related to its Apex 6 Radiofrequency Generator (the “Licensed Products”). The Apex 6 Generator is a United States Food and Drug Administration (“FDA”) cleared ablation technology designed to lesion neural tissue for pain management in the peripheral nervous system. Pursuant to the Agreement, RFI granted us a perpetual non-exclusive worldwide royalty free fully paid license related to the Licensed Products, provided that the license did not include the right to sell certain products to customers for the treatment of spine pain. In connection with the Agreement, we issued RFI 12,500 unregistered shares of our common stock as consideration for the license. The Company determined that the fair value of the shares granted was $0.1 million, which represented its stock price on the date of the Agreement less a 25.6% discount for lack of marketability (“DLOM”).  The Company concluded a DLOM was appropriate as the shares are subject to an initial lock-up period of six-months until they are eligible for registration pursuant to SEC Rule 144 followed by restrictions that allow for a maximum of 10% of total shares to be sold within a 30-day period. The DLOM effectively reflects the value of an average strike put option relative to our stock price and was calculated based on the Finnerty average put model. The Company concluded that the licensed technology qualified as a research and development expense pursuant to ASC Topic 730, Research and Development, as the Company does not have an alternative future use for the technology and the Company does not have a plan to otherwise monetize the Licensed Products. The Company recognized $0.1 million in Research and Development expense in its statement of income for the year ended March 31, 2025. The Agreement provides RFI the right to terminate the license if we breach any representation, warranty or covenant contained in the Agreement, subject to any relevant cure periods, or if we are subject to a bankruptcy or insolvency event.

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

At issuance, the Pre-Funded Warrants had a fair value of $6.3290 per share, which represented the common stock issuance price less the $0.001 exercise price. At issuance, the Series A Warrants and the Representative’s Warrants had a fair value of $5.3597 and $5.2125 per share, respectively, which was determined using a Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model included the following: (1) fair value of common stock on the measurement date; (2) discount rate of 4.17% based on the daily yield curve rates for U.S. Treasury obligations, (3) the contractual term of the warrants and (4) expected volatility of 144.15% based on the historical volatility of comparable companies' stock. Due to the relative volume of Series A Warrants and Representative’s Warrants issued compared with the Company’s outstanding shares, the Company's stock price was adjusted for the effects of dilution.

Equity-Based Stock Warrants

November 2025 Securities Purchase Agreement

On November 18, 2025, the Company entered into a Securities Purchase Agreement (the "Agreement") with an institutional investor (the “Investor”), pursuant to which the Investor purchased in a private placement: (i) pre-funded warrants to purchase 4,501,666 shares of the Company’s common stock (the “Pre-Funded Warrants”); and (ii) Series C Warrants to purchase up to an aggregate of 9,003,332 shares of the Company's common stock (the “Common Warrants”) (the “November 2025 Offering”). The Common Warrants and Pre-Funded Warrants are collectively referred to herein as the “Warrants”. The combined purchase price of one Pre-Funded Warrant and accompanying Common Warrants was $1.1097. Subject to certain ownership limitations, the Warrants are exercisable immediately upon issuance (the “Initial Exercise Date”). The exercise value of Pre-Funded Warrants was $0.001 per warrant share of the Company's common stock. The Common Warrants are exercisable into one share of the Company's common stock at a price per share of $0.8607 (as adjusted from time to time in accordance with the terms thereof) and expire five and one-half years from the Initial Exercise Date. The Common Warrants were immediately exercisable for cash and could have been exercised on a cashless basis if, at any time after the six-month anniversary of the Initial Exercise Date, there was no registration statement registering, or the prospectus contained therein was not available for, the issuance or resale of shares of the Company's common stock underlying the Common Warrants to or by the holder. The holder of a Common Warrant is prohibited from exercising any Common Warrants to the extent that such exercise would result in the number of shares of the Company's common stock beneficially owned by such holder and its affiliates exceeding 4.99% of the total number of shares of Common Stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99%. In the event of certain fundamental transactions, the holder of the Common Warrants will have the right to receive the Black Scholes Value (as defined in the Common Warrants) of its Common Warrants calculated pursuant to a formula set forth in the Common Warrants, payable either in cash or in the same type or form of consideration that is being offered and being paid to the holders of Common Stock. With limited exceptions, the Company has agreed not to enter into or announce any transaction for the sale of any of its equity securities or securities convertible into its equity securities for a period of 60 days from the effective date of the Registration Statement pursuant to which the resale of the shares of the Company's common stock underlying the Warrants was registered. The Company has agreed not to effect or enter into an agreement to effect any issuance of the Company's common stock or any securities convertible into or exercisable or exchangeable for shares of the Company's common stock involving a Variable Rate Transaction (as defined in the Agreement) until six months after the effective date of the Registration Statement; provided that after 60 days from the effective date of the Registration Statement, the Company will be permitted to make sales under its “at-the-market offering” sales agreement if the price per share of the Company's common stock in such transaction is greater than $1.1107 per share. The gross proceeds to the Company from the November 2025 Offering were approximately $5.0 million, before deducting the Placement Agent’s commission and fees of $450 thousand and other offering expenses of $36 thousand and excluding the proceeds from the exercise of the Warrants. As of March 31, 2026, all 4,501,666 of these Pre-Funded Warrants were exercised at an exercise price of $0.001 per warrant share for incremental proceeds of $4.5 thousand.

At issuance, the Series C Warrants had a fair value of $0.81 per share, respectively, which was determined using a Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model included the following: (1) fair value of common stock on the measurement date; (2) discount rate of 3.76% based on the daily yield curve rates for U.S. Treasury obligations, (3) the contractual term of the warrants and (4) expected volatility of approximately 154.8% based on the historical volatility of the company's common stock, respectively. Due to the relative volume of Series C Warrants issued compared with the Company’s outstanding shares and trading volume, the Company's stock price was adjusted for the effects of dilution.

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

The Company filed a Registration Statement with the SEC on November 26, 2025 and was granted effectiveness on December 11, 2025.

July 2025 Warrant Inducement Agreement

On July 21, 2025, the Company entered into warrant exercise inducement offer letters (each, an "Inducement Letter") with the holders ("Holders") of certain existing warrants issued in the November 2024 Offering to purchase up to 1,477,596 shares of the Company's common stock (the "Existing Warrants"). The Existing Warrants had an exercise price of $6.54 per share. Pursuant to the Inducement Letters, the Company agreed to reduce the exercise price of the Existing Warrants to $1.723 per share and the Holders agreed: (i) to exercise Existing Warrants to purchase 855,000 shares of Company common stock for $1.723 per share; and (ii) to prepay $1.722 per share of the reduced exercise price for Existing Warrants to purchase 622,596 shares of Company common stock in consideration of the Company further reducing the exercise price of such Existing Warrants with a modified exercise term of 5.5 years. In consideration of the foregoing, the Company agreed to issue the Holders new warrants to purchase up to a number of shares of Company common stock equal to 100% of the number of shares of Company common stock underlying the Existing Warrants, comprised of new Series B warrants to purchase up to 1,477,596 shares of Company common stock (the “Inducement Warrants” and the shares of Company common stock underlying the Inducement Warrants, the “Inducement Warrant Shares”) at $1.723 per share with an exercise term of 5.5 years from the initial exercise date. In addition, the Company issued 88,656 Placement Agent Warrants at $2.671 per share with an exercise term of 5 years. The Company received total gross proceeds of approximately $2.5 million, less cash expenses paid to the Placement Agent and advisors of approximately $0.3 million. Upon a change in control, the holder of warrants outstanding after the inducement transaction may receive cash, other assets or shares of the successor entity, depending on the specific nature of the change of control transaction and the settlement options afforded to the holders of common stock. All warrants issued or modified by the transaction meet the requirements for equity classification pursuant to ASC Sub-Topic 815-40.

At issuance the Inducement Warrants and the Placement Agent Warrants had a fair value of $1.56 and $1.50 per share, respectively, which was determined using a Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model included the following: (1) fair value of common stock on the measurement date; (2) discount rate of 3.93 and 3.88% based on the daily yield curve rates for U.S. Treasury obligations, (3) the contractual term of the warrants and (4) expected volatility of approximately 150% and 151% based on the historical volatility of comparable companies' stock, respectively. Due to the relative volume of Series A Warrants and Placement Agent Warrants issued compared with the Company’s outstanding shares, the Company's stock price was adjusted for the effects of dilution.

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

The Company will periodically grant warrants to investors in connection with equity financing or to third-party service providers in exchange for services rendered. The following table summarizes the stock warrant activity for the year ended March 31, 2026:

	Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (In Years)	Aggregate Intrinsic Value*

Outstanding and exercisable, March 31, 2024	287,231	$1.64	4.80	$17,072,147
Granted	2,542,677	4.31	—	—
Exercised	(892,432)	0.04	—	—
Forfeited/Cancelled	(2,602)	0.20	—	—
Outstanding, March 31, 2025	1,934,874	$5.89	4.09	$532,060

Exercisable, March 31, 2025	1,842,889	$5.67	4.06	$532,060

Outstanding and exercisable, March 31, 2025	1,934,874	$5.89	4.09	$532,060
Granted	15,071,250	0.70	—	—
Exercised	(6,254,963)	0.41	—	—
Forfeited/Cancelled	(961)	0.02	—	—
Outstanding and exercisable, March 31, 2026**	10,750,200	$1.14	5.06	$10,047

*Aggregate Intrinsic Value = Excess of market value over the exercise price of all in-the-money stock.

**Amount includes 33,131 common warrants, 55,500 Series A Warrants, 1,477,596 Series B Warrants, 9,003,332 Series C Warrants and 180,641 Representative Warrants.

The unrecognized compensation expense at March 31, 2026 for warrants issued to third-party service providers was $0. During the year ended March 31, 2026, the Company recorded no stock-based compensation - warrant expense. During the year ended March 31, 2025, the Company recorded stock-based compensation - warrant expense of less than $0.1 million.

Note 4– Commitments and Contingencies

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

Employment Agreements

The Company has agreements with key employees to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain key members of executive management to provide certain benefits, including salary and other wage-related benefits, in the event of termination without cause. In total, these benefits would amount to a range of $1.9 million to $2.5 million using the rate of compensation in effect at March 31, 2026.

Fractional Shares

On November 1, 2024, the Company received notice from the Depository Trust and Clearing Corporation ("DTCC") on behalf of the brokerage firms that hold the shares of Company common stock held in “street name” that, in connection with the rounding of fractional shares in connection with the reverse stock split ("Reverse Stock Split"), the Company would need to issue 271,846 shares of common stock (the “Shares”) for the rounding of shares.

On October 24, 2024, the Company completed a one-for- twenty reverse stock split of its common stock.

In connection with the approval of the reverse stock split, the Company agreed that no fractional shares will be issued in connection with the reverse stock split and that it would issue one full share of the post-reverse stock split common stock to any shareholder who would have been entitled to receive a fractional share as a result of the process. T he Company does not believe the number of Shares being requested is correct based on the historical number of shareholders of its common stock and is aware of similar anomalies in recent months for other companies completing a Reverse Stock Split. As such, the Company has begun an inquiry into the calculations set forth in the request. During the pendency of this inquiry, the Company does not intend to issue any shares in connection with the fractional shares being requested and has concluded that an obligation should not be recorded in its financial statements. The Company is not currently subject to any pending litigation as a result of the fractional roundup shares.

Note 5– Related Party Transactions

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

Note 6– Income Taxes

The Company files U.S. federal and various U.S. state income tax returns. Due to the Company’s losses, there was no income tax expense for the years ended March 31, 2026 and 2025.

The Company adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements To Income Tax Disclosures" on a prospective basis beginning with the year ended March 31, 2026. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for the year ended March 31, 2026 (in thousands):

		%
	Year Ended March 31, 2026
	Amount	Percent
Federal benefit at statutory rate	$(3,510)	21.00%
Nontaxable or nondeductible items:
Cancellation of prior stock compensation deferred tax asset	1,360	(8.13)%
Equity-based compensation	8	(0.06)%
State tax expense	(53)	0.32%
Valuation allowance	2,195	(13.13)%
Effective income tax rate	$—	—%

The effective income tax rate varied from the statutory rate in 2026 primarily due to  and the increase in the valuation allowance. The effective income tax rate varied from the statutory rate in 2025 primarily as a result of the increase in the valuation allowance.

The following table presents the Company’s effective income tax rate reconciliation for the year ended March 31, 2025, in accordance with the guidance prior to the adoption of ASU 2023-09 (in thousands):

	Year Ended March 31, 2025
	Amount	Percent
Tax benefit at the U.S. federal statutory rate	$(2,396)	21.00%
Permanent differences	5	(0.05)%
Return to provision	(44)	0.39%
Change in state rate	234	(2.05)%
State tax (net of federal benefit)	(63)	0.55%
Valuation allowance	2,264	(19.84)%
Effective income tax rate	$—	—%

Deferred tax assets and liabilities consist of the following (in thousands):

	March 31,	March 31,
	2026	2025
Deferred tax assets:
Capitalized research and development expense	$1,275	$1,380
Net operating loss carryforwards	1,965	761
Accrual expenses and other current liabilities	4,677	3,438
Stock-based compensation	—	450
Total deferred tax assets	7,917	6,029
Less: valuation allowance	(7,917)	(5,723)
Net deferred tax assets	—	306
Deferred tax liabilities:
Section 481A method change	—	(306)
Total deferred tax liabilities	—	(306)
Net deferred tax assets	$—	$—

At March 31, 2026, the Company had U.S. federal net operating loss ("NOL") carry forwards of $9.4 million. Approximately $0.6 million of the U.S. federal NOLs will start expiring in 2037. Additionally, the Company generated a U.S. federal NOL carry-forward of approximately $8.8 million post-2017 to 2025. Under the new Tax Act, post-2017 federal NOL carry forwards do not expire, but can only offset 80% of taxable income in the year the loss carry forward is used.

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

Sections 382 and 383 of the Internal Revenue Code limit the annual use of NOL  carry-forwards and tax credit carry forwards, respectively, following an ownership change. NOL carry- forwards may be subject to annual limitations under Internal Revenue Code Section 382 (Section 382) (or comparable provisions of state law) if certain changes in ownership were to occur. Determination of ownership change, or limitation hasn’t been calculated; however, the Company will perform the NOL limitation analysis under Section  382 before any NOLs are expected to be utilized. The Company has recorded a full valuation allowance against its net total deferred tax assets as of March 31, 2026 and 2025 because management determined that it is not more-likely-than not that those assets will be realized. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the year ended March 31, 2026, the valuation allowance increased by $2.2 million mainly due to additional capitalized R&D and Start-up Costs.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. As of March 31, 2026, all of the tax years remained open to examination by the federal and state taxing authorities, for three or four years from the tax year in which net operating losses or tax credits are utilized completely.

As of March 31, 2026, the Company has no uncertain tax positions.

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

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act.

Management’s Report on Internal Control Over Financial Reporting

Our CEO and our CFO are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon such assessment and due to both the limited staffing of the Company at its early stage of development and the existence of the material weaknesses in our internal control over financial reporting described below, our CEO and CFO have concluded that, as of March 31, 2026, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our management, including our CEO and CFO, concluded that our internal control over financial reporting was, and continues to be, ineffective as of March 31, 2026 due to material weaknesses in our internal controls arising from a lack of segregation of duties; general technology controls; and financial statement reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Due to our size and the limited number of qualified personnel available, the segregation of certain duties, the proper review of complex accounting transactions and the availability of specific accounting expertise on critical and infrequent or unusual accounting matters may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of daily transactions, the custody of assets and the recording, review and disclosure of complex and unusual accounting transactions are performed by separate individuals, and where possible, with input from outside accounting subject matter experts. Management evaluated the impact of our failure to maintain effective segregation of duties on our assessment of our internal control over financial reporting and has concluded that the control deficiency represents a material weakness. We hired executive officers and management with significant financial and accounting experience in both private and public companies. We have added the use of additional consulting firms to assist with significant and complex accounting transactions and to assist with our segregation of duties and create a more structured financial statement reporting environment. We plan to hire experienced personnel in the accounting and finance department and upgrade appropriate consultants as soon as it becomes economically feasible and sustainable. In addition, management has added additional mitigating controls with regards to cash disbursements; changes were made in our authorization processes to improve segregation of duties; and we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Our employees primarily work remotely, and we have not experienced any material impact to our internal controls over financial reporting as a result of our remote work environment. We continually monitor and assess the design and operating effectiveness of our internal controls.

Other than as described above, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         Other Information

During the twelve months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

The information required by Part III, Item 10 is incorporated herein by reference to our definitive proxy statement relating to the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 11.         Executive Compensation

The information required by Part III, Item 11 is incorporated herein by reference to our definitive proxy statement relating to the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12 is incorporated herein by reference to our definitive proxy statement relating to the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13 is incorporated herein by reference to our definitive proxy statement relating to the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.         Principal Accounting Fees and Services

The information required by Part III, Item 14 is incorporated herein by reference to our definitive proxy statement relating to the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3.         Exhibits

Exhibit Index

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc. (incorporated by reference from exhibit 2.1 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc., filed with the Secretary of State of the State of Delaware (incorporated by reference from exhibit 3.1 of the Form 8-K filed October 28, 2024)

3.3	Amended and Restated Bylaws of Autonomix Medical, Inc. dated August 12, 2025 (incorporated by reference from exhibit 3.4 of the Form 10-Q filed August 13, 2025)

4.1	Form of Warrant Agreement issued in SAFE offering (incorporated by reference from exhibit 3.1 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

4.2	Form of Selling Agent Warrant (incorporated by reference from exhibit 3.2 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

4.3	Form of Pre-Funded Warrant issued in November 2024 offering (incorporated by reference from exhibit 4.1 of the Form 8-K filed November 25, 2024)

4.4	Form of Series A Warrant issued in November 2024 offering (incorporated by reference from exhibit 4.2 of the Form 8-K filed November 25, 2024)

4.5	Form of Representative’s Warrant issued in November 2024 offering (incorporated by reference from exhibit 4.4 of the Form 8-K filed November 25, 2024)

4.6	Warrant Agency Agreement, dated November 22, 2024, with Equity Stock Transfer, LLC (incorporated by reference from exhibit 4.3 of the Form 8-K filed November 25, 2024)

4.7*	Description of the Company's Securities

4.8	Form of Series B Warrant issued in July 2025 offering (incorporated by reference from exhibit 4.1 of the Form 8-K filed July 22, 2025)

4.9	Form of Pre-Funded Warrant issued in November 2025 offering (incorporated by reference from exhibit 4.1 of the Form 8-K filed November 19, 2025)

4.10	Form of Series C Warrant issued in November 2025 offering (incorporated by reference from exhibit 4.2 of the Form 8-K filed November 19, 2025)

10.1**	Employment Letter dated January 4, 2022 between the Company and Robert Schwartz (incorporated by reference from exhibit 6.1 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.2**	Amended and Restated Consulting Agreement effective January 4, 2022 between the Company and Landy Toth (incorporated by reference from exhibit 6.2 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.3**	Employment Agreement between the Company and Lori Bisson dated June 30, 2023 (incorporated by reference from exhibit 6.3 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.4**	Employment Agreement between the Company and Trent Smith dated July 24, 2023 (incorporated by reference from exhibit 6.4 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.5**	Autonomix Medical, Inc. 2023 Stock Plan, as amended and restated and forms of award agreements (incorporated by reference from exhibit 4.4 of the Form S-8 (file number 333-294858)

10.6	Form of Indemnification Agreement with Executive Officers and Directors of the Company (incorporated by reference from exhibit 6.6 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.7	Form of Lock-Up Agreement to be entered into between the Company and its officers and directors (incorporated by reference from exhibit 6.7 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.8+	Exclusive License Agreement dated December 21, 2021 between Autonomix Medical, Inc. and Impulse Medical, Inc. (incorporated by reference from exhibit 6.8 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.9	Exclusive License Termination Agreement dated July 7, 2023 between Autonomix Medical, Inc. and Impulse Medical, Inc. (incorporated by reference from exhibit 6.9 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.10**	Employment Agreement between Brad Hauser and Autonomix Medical, Inc. dated June 17, 2024. (incorporated by reference from exhibit 10.1 of the Form 8-K filed June 17, 2024)

10.11**	Employment Agreement between Lori Bisson and Autonomix Medical, Inc. dated June 17, 2024. (incorporated by reference from exhibit 10.2 of the Form 8-K filed June 17, 2024)

10.12	License Agreement between Autonomix Medical, Inc. and RF Innovations, Inc. (incorporated by reference from exhibit 10.1 of the Form 8-K filed July 15, 2024)

10.13**	Non-Employee Director Compensation Plan (incorporated by reference from exhibit 10.2 of the Form 10-Q filed November 8, 2024)

10.14	At Market Issuance Sales Agreement, dated February 28, 2025, by and between Autonomix Medical, Inc. and Ladenburg Thalmann & Co. Inc. (incorporated by reference from exhibit 1.1 of the Form 8-K filed February 28, 2025)

10.15**	Stock Option Cancellation and Severance Agreement between Autonomix Medical, Inc. and Brad Hauser dated August 11, 2025 (incorporated by reference from exhibit 10.2 of the Form 10-Q filed August 13, 2025)

10.16**	Stock Option Cancellation and Severance Agreement between Autonomix Medical, Inc. and Trent Smith dated August 11, 2025 (incorporated by reference from exhibit 10.3 of the Form 10-Q filed August 13, 2025)

10.17**	Stock Option Cancellation and Severance Agreement between Autonomix Medical, Inc. and Landy Toth dated August 11, 2025 (incorporated by reference from exhibit 10.4 of the Form 10-Q filed August 13, 2025)

10.18 **	Stock Option Cancellation and Severance Agreement between Autonomix Medical, Inc. and Robert Schwartz dated August 11, 2025 (incorporated by reference from exhibit 10.5 of the Form 10-Q filed August 13, 2025)

10.19 +	Purchase Agreement, dated August 25, 2025, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference from exhibit 10.1 of the Form 8-K filed August 26, 2025)

10.20	Registration Rights Agreement, dated August 25, 2025, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference from exhibit 10.2 of the Form 8-K filed August 26, 2025)

10.21	Form of Securities Purchase Agreement, dated November 18, 2025 (incorporated by reference from exhibit 10.1 of the Form 8-K filed November 19, 2025)

19	Autonomix Medical, Inc. Insider Trading Policy (incorporated by reference from Exhibit 19 of the Form 10-K filed May 29, 2025)

23.1*	Consent of Forvis Mazars, LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Autonomix Medical, Inc. Restatement Recoupment Policy (incorporated by reference from exhibit 97 of the Form 10-K filed May 31, 2024)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Denotes a management contract or compensatory plan or arrangement.

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

AUTONOMIX MEDICAL, INC.

Date: May 27, 2026	By:	/s/ BRAD HAUSER
Brad Hauser Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: May 27, 2026	By:	/s/ BRAD HAUSER
Brad Hauser Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 27, 2026		/s/ TRENT SMITH
Trent Smith Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 27, 2026		/s/ WALTER KLEMP
Walter Klemp Executive Chair of the Board of Directors

Date: May 27, 2026		/s/ LORI BISSON
Vice Chair of the Board of Directors

Date: May 27, 2026		/s/ JONATHAN FOSTER
Jonathan Foster Director

Date: May 27, 2026		/s/ DAVID ROBINS
David Robins Director

Date: May 27, 2026		/s/ CHRISTOPHER CAPELLI, MD
Christopher Capelli Director