Form 10-K/A
period 2026-03-31
Autonomix Medical, Inc.
filed 2026-06-15
CIK 1617867

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

The number of shares of the registrant’s common stock outstanding as of June 10, 2026 was 11,409,344.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Autonomix Medical, Inc. is filing this Amendment No. 1 on Form 10-K/A, or this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, or the Original 10-K, originally filed with the U.S. Securities and Exchange Commission, or SEC, on May 27, 2026, or Original Filing Date, solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Original 10-K by reference from our definitive proxy statement so long as such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in the Original Form 10-K.

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

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names and ages of all of our directors and executive officers as of June 1, 2026. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position
Brad Hauser	49	Chief Executive Officer and President
Dr. Robert Schwartz	75	Chief Medical Officer
Landy Toth	49	Chief Technology Officer
Trent Smith	57	Chief Financial Officer
Walter V. Klemp	66	Executive Chairman
Lori Bisson	55	Vice Chair and Director
Jonathan P. Foster	62	Director
David Robins	57	Director
Christopher Capelli	66	Director

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

Jonathan P. Foster, Director. Mr. Foster joined us in January 2022 as a director. Mr. Foster has served as the Chief Financial Officer and Executive Vice President of Moleculin Biotech, Inc., a clinical-stage pharmaceutical company, since August 2016. Mr. Foster brings more than 30 years in financial experience holding a variety of executive and senior financial positions with public, private, start-up to large corporate and international companies. From February 2012 to August 2016, Mr. Foster served as Chief Financial Officer and Executive Vice President of InfuSystem Holdings, Inc., a national provider of infusion pumps and related services to the healthcare industry. From May 2011 to January 2012, Mr. Foster served as a consultant to the Chief Financial Officer of LSG Sky Chefs, USA, Inc., a subsidiary of Deutsche Lufthansa AG. Prior to that Mr. Foster served in various C-suite capacities with public and private companies with his start beginning as Manager at Deloitte & Touche, LLP. Mr. Foster served on the Board of Financial Institutions for the State of South Carolina from 2006 to 2012 and from June 2018 until December 2021 served on the Board of Directors of Soliton, Inc., a medical device company focused on developing new technology for use in aesthetics, where he was the Chairman of the Audit and Compensation Committees and the past Chairman of the Nominating & Governance Committee. In December 2021 Soliton, Inc. was acquired by AbbVie, Inc. Since June 2021, Mr. Foster has served on the Board of Directors of Empery Digital, Inc. where he is the past Chairman and current member of the Audit Committee, a member of the Nominating & Governance Committee and is the Chairman of the Compensation Committee. Mr. Foster is a Certified Public Accountant (South Carolina) and holds the designation of Chartered Global Management Accountant from the American Institute of Certified Public Accountants. He received his BS in Accounting from Clemson University in 1985. We believe that Mr. Foster’s extensive experience in the medical field provide him with the qualifications to serve as a director.

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

Insider Trading Policy

Our Board has adopted an Insider Trading Policy that applies to all of our directors, executive officers, and employees. The policy attempts to establish standards that will avoid even the appearance of improper conduct on the part of insiders by requiring, among other things, that insiders maintain the confidentiality of information about the Company and to not engage in transactions in the Company’s securities while aware of material nonpublic information. Our insider trading policy was filed as Exhibit 19 to the original Annual Report of Form 10-K filed on May 27, 2026.

Section 16(A) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the outstanding shares of common stock to file reports with the SEC disclosing their ownership of common stock at the time they become subject to Section 16(a) and changes in such ownership that occur during the year. Based solely on a review of copies of such reports furnished to us, or on written representations that no reports were required, we believe that all directors, executive officers and holders of more than 10% of the common stock complied in a timely manner with the filing requirements applicable to them with respect to transactions during the year ended March 31, 2026.

Item 11.         Executive Compensation

Executive Officer Compensation

Our named executive officers for the years ended March 31, 2026 and 2025, which consist of our principal executive officer and our two other most highly compensated executive officers, are:

Summary Compensation Table – Fiscal 2026 and 2025

Name and Principal Position	Year	Salary ( $ )	Non-Equity Incentive Plan Compensation ( $ )	Option Awards ( $ ) (1)	Total ( $ )

Brad Hauser - Chief Executive Officer and President (2)	2026	468,000	202,176	-	670,176
	2025	356,250	202,350	1,103,961	1,662,561

Lori Bisson - Vice Chair (3)	2026	150,000	54,000	-	204,000
	2025	210,000	93,813	355,285	659,098

Trent Smith - Chief Financial Officer (4)	2026	296,400	85,363	-	381,763
	2025	295,000	108,300	214,831	618,131

(1)

Represents the full grant date fair value of the option awards granted to each named executive officer, calculated in accordance with FASB ASC Topic 718. These option awards have been updated from the prior year 10-K/A filed on July 28, 2025 to reflect the option awards broken down for fiscal years 2026 and 2025. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officer or director. For a summary of the assumptions made in the valuation of the awards, please see Note 3 to our financial statements as of and for the period ended March 31, 2026 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on May 27, 2026.

In July 2025, the Company entered into stock option cancellation agreements with Mr. Hauser, Ms. Bisson and Mr. Smith to cancel options to purchase 45,000, 65,542 and 32,655 shares, respectively, held by such officers and reflected in the table. In connection with the cancellation, Mr. Hauser and Mr. Smith were granted an additional three months of severance of their base salaries, in addition to the twelve and nine months, respectively, of their base salary per their individual employment agreements.

(2)

Mr. Hauser joined the Company on June 17, 2024. For fiscal year 2025, Mr. Hauser's annual salary base was $450,000 but was prorated based upon his start date. For fiscal year 2026, Mr. Hauser's annual base salary was $468,000.

(3)

Ms. Bisson joined the Company on July 1, 2023. Ms. Bisson’s annual base salary was $300,000. Ms. Bisson's annual base salary was increased to $375,000 on February 1, 2024. Ms. Bisson's annual base salary was decreased to $150,000 on June 17, 2024 upon transitioning from Chief Executive Officer to Vice Chair.

(4)

Mr. Smith joined the Company on July 24, 2023. For fiscal year 2025, Mr. Smith's base salary was increased to $285,000 effective February 1, 2024. In June 2024, Mr. Smith received a retroactive salary payment of $20,000. This payment covered the period February 1, 2024 through May 31, 2024. As such, $10,000 applied to fiscal year 2025.

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

In July 2025, the Company entered into a stock option cancellation agreement with Mr. Hauser to cancel the Inducement Option. In connection with the cancellation, Mr. Hauser was granted an additional three months of severance of his base salary, in addition to the twelve months of his base salary per his employment agreement described above.

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

Pursuant to the agreement, Mr. Smith was granted a ten-year option to purchase 21,250 shares of our common stock at an exercise price of $40.00 per share. The option vests in four equal annual installments (or 5,313 shares each installment) on each of the succeeding four anniversary dates of the execution of the employment agreement, provided Mr. Smith is CFO on such vesting date. In the event of a “change of control” or the termination of the agreement by us without “cause” or by Mr. Smith for “good reason,” all of the unvested options shall immediately vest. Commencing with the fiscal year ended March 31, 2025, Mr. Smith will be eligible to receive annual option grants as determined by the Compensation Committee of the Board of Directors, based on criteria established by the Compensation Committee.

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

In July 2025, the Company entered into a stock option cancellation agreement with Mr. Smith to cancel options to purchase 32,655 shares. In connection with the cancellation, Mr. Smith was granted an additional three months of severance of his base salary, in addition to the nine months of his base salary per his employment agreement described above.

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

Annual Base Salary

For the 2026 fiscal year, the annual base salaries for Ms. Bisson, Mr. Smith, and Mr. Hauser were $150,000, $296,400 and $468,000, respectively. For the 2027 fiscal year, the base salaries for Ms. Bisson, Mr. Smith, and Mr. Hauser will be $100,000, $296,400 and $468,000, respectively.

Annual Bonus and Non-Equity Incentive Plan Compensation.

We seek to motivate and reward our executives for achievements relative to our corporate goals and objectives, and with respect to their respective individual goals, for each fiscal year. For the last fiscal year, the target bonus for Ms. Bisson, Mr. Smith and Mr. Hauser were 50%, 40% and 60%, respectively, of their base salary. For the 2027 fiscal year, the target bonus each year for Ms. Bisson, Mr. Smith and Mr. Hauser are 0%, 40% and 60% respectively, of their base salary.

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

For the last fiscal year, bonuses were awarded based on our achievement of specified corporate goals, including securing strategic partnerships, progress on our pivotal trial, completion of financings and completion of the ongoing clinical proof of concept trial. These corporate goals accounted for 100% of our base line bonuses. In addition, our Compensation Committee specified a series of "stretch goals," that, if achieved, would result in an additional 20%. Based on the level of achievement, our Compensation Committee awarded Ms. Bisson, Mr. Smith and Mr. Hauser 72% of their potential bonuses for the year. These actual bonus amounts are reflected in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table above.

For the 2027 fiscal year, bonuses will be awarded based on our achievement of specified corporate goals. These corporate goals account for 100% of our base line bonuses. In addition, our Compensation Committee may specify a series of “stretch goals,” that, if achieved, would result in an additional 20%.

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

As of June 1, 2026, no equity grants for Ms. Bisson, Mr. Smith and Mr. Hauser have been granted for fiscal year 2027. The final determination for any equity grants remain at the discretion of the Compensation Committee.

Equity Awards

In July 2025, the Company entered into stock option cancellation agreements with Mr. Hauser, Ms. Bisson and Mr. Smith to cancel options to purchase 45,000, 65,542, 32,655 shares, respectively, held by such officers and reflected in the table. In connection with the cancellation, Mr. Hauser and Mr. Smith were granted an additional three months of severance of their base salaries, in addition to the twelve and nine months, respectively, of their base salary per their individual employment agreements. As of March 31, 2026, none of our named executive officers held any equity awards.

Director Compensation

Commencing upon the closing of our IPO in January 2024, our non-employee directors began to receive annual compensation of $50,000. In May 2024, the Board of Directors approved an updated non-employee director compensation plan, pursuant to which upon the initial appointment (or election) of a non-employee director to the Board, the non-employee director shall be issued a 10-year option to purchase 3,750 shares of the Company’s common stock, under the 2023 Stock Plan, that will vest in three equal annual installments over a three-year period. In addition, on the date of our annual meeting, each non-employee director that is re-elected at the Annual Shareholder Meeting will be issued a 10-year option to purchase 2,500 shares of the Company’s common stock, under the 2023 Stock Plan that will vest quarterly over a one-year period. In addition, each non-employee director will receive an annual compensation of $40,000 and special service pay amounts based on service for committee responsibilities as follows: Audit Committee Chair - $15,000; Compensation Committee Chair - $10,000; and Nominating and Governance Chair - $7,500. Each non-chair committee member will also receive the following compensations: Audit Committee member - $7,500; Compensation Committee member - $5,000; and Nominating and Governance Committee member - $3,750.

The following table sets forth the total compensation earned by our non-employee directors in fiscal year 2026. Mr. Klemp’s compensation is fully reflected in the “Summary Compensation Table” above:

Name	Year	Fees earned or paid in cash ( $ )	Option awards ( $ ) (1)	Total ( $ )

Jonathan P. Foster	2026	68,750	$-	68,750

David Robins	2026	60,000	$-	60,000

Christopher Capelli	2026	56,250	$-	56,250

(1)         Represents the full grant date fair value of the option award granted to each non-employee director, calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the director. For a summary of the assumptions made in the valuation of the awards, please see Note 3 to our financial statements as of and for the period ended March 31, 2026 included in the Annual Report on Form 10-K filed with the SEC on May 27, 2026. In July 2025, the Company entered into a stock option cancellation agreement with Mr. Capelli to cancel options to purchase 3,750 shares. In connection with the cancellation, Mr. Capelli received no additional compensation. As of March 31, 2026, there were 0 shares outstanding under all options to purchase our common stock held by our non-employee directors.

Recoupment Policy

We adopted the Autonomix Medical, Inc. Dodd-Frank Restatement Recoupment Policy. In the event that we are required to prepare a financial restatement, the Committee will recoup all erroneously awarded incentive-based compensation calculated on a pre-tax basis, by a person (i) after beginning service as an executive officer, (ii) who served as an executive officer at any time during the performance period for that incentive-based compensation, and (iii) during the three completed fiscal years immediately preceding the date that the Company is required to prepare a restatement, and any transition period (that results from a change in the Company’s fiscal year) of less than nine months within or immediately following those three completed fiscal years. We believe that our “clawback” or recoupment policy in our executive compensation program contributes to creating and maintaining a culture that emphasizes integrity and accountability and reinforces the performance-based principles underlying our executive compensation program.

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of June 1, 2026, regarding beneficial ownership of our common stock by:

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

	As of June 1, 2026
	Shares beneficially owned (1)	Percent of Class
Name of Beneficial Owner
Executive officers and directors:
Brad Hauser	-	-
Lori Bisson	3,750	*
Dr. Robert Schwartz	35,765	*
Landy Toth	101,315	*
Walter Klemp	150,750	1.3%
Jonathan P. Foster	36,563	*
Chris Capelli	-	-
Trent Smith	3,750	*
David Robins	31,131	*
All Executive Officers and Directors as a group (9 persons)	363,024	3.2%

*Less than 1%

(1)       Consists of shares of common stock and shares underlying options and warrants to purchase common stock that are exercisable or vest within 60 days of June 1, 2026.

(2)       Includes aportion of 15,600 warrants to purchase shares of the Company’s common stock that was held by Portsmouth Therapeutics, Inc., an entity in which Mr. Robins owns a 33.33% interest.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at March 31, 2026:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights ( a )	Weighted-average exercise price of outstanding options, warrants and rights ( b )	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) ( c )

Equity compensation plans approved by security holders (1)	1,000	$40.00	2,270,968

Equity compensation plans not approved by security holders (2)	16,488	$26.55	-

(1) Represents shares of common stock issuable upon exercise of outstanding stock options under our current 2023 Stock Plan.

(2) Consists of shares of common stock issuable upon exercise of outstanding stock options and warrants issued for services.

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

Item 14.         Principal Accounting Fees and Services

Aggregate fees for professional services rendered by the independent registered public accounting firm Forvis Mazars, LLP (PCAOB Firm ID No. 686) for their services for the fiscal years ended March 31, 2026 and 2025, respectively, were as follows:

	2026	2025
Audit fees	$490,205	$505,386
Audit-related fees	-	-
Tax fees	16,325	61,110
All other fees	-	-

Total	$506,530	$566,496

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

3.        Exhibits

Exhibit Index

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc. (incorporated by reference from exhibit 2.1 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc., filed with the Secretary of State of the State of Delaware (incorporated by reference from exhibit 3.1 of the Form 8-K filed October 28, 2024)

3.3	Amended and Restated Bylaws of Autonomix Medical, Inc. dated August 12, 2025 (incorporated by reference from exhibit 3.4 of the Form 10-Q filed August 13, 2025)

4.1	Form of Warrant Agreement issued in SAFE offering (incorporated by reference from exhibit 3.1 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

4.2	Form of Selling Agent Warrant (incorporated by reference from exhibit 3.2 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

4.3	Form of Pre-Funded Warrant issued in November 2024 offering (incorporated by reference from exhibit 4.1 of the Form 8-K filed November 25, 2024)

4.4	Form of Series A Warrant issued in November 2024 offering (incorporated by reference from exhibit 4.2 of the Form 8-K filed November 25, 2024)

4.5	Form of Representative’s Warrant issued in November 2024 offering (incorporated by reference from exhibit 4.4 of the Form 8-K filed November 25, 2024)

4.6	Warrant Agency Agreement, dated November 22, 2024, with Equity Stock Transfer, LLC (incorporated by reference from exhibit 4.3 of the Form 8-K filed November 25, 2024)

4.7	Description of the Company's Securities (incorporated by reference from exhibit 4.7 of the Form 10-K filed May 27, 2026)

4.8	Form of Series B Warrant issued in July 2025 offering (incorporated by reference from exhibit 4.1 of the Form 8-K filed July 22, 2025)

4.9	Form of Pre-Funded Warrant issued in November 2025 offering (incorporated by reference from exhibit 4.1 of the Form 8-K filed November 19, 2025)

4.10	Form of Series C Warrant issued in November 2025 offering (incorporated by reference from exhibit 4.2 of the Form 8-K filed November 19, 2025)

10.1**	Employment Letter dated January 4, 2022 between the Company and Robert Schwartz (incorporated by reference from exhibit 6.1 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.2**	Amended and Restated Consulting Agreement effective January 4, 2022 between the Company and Landy Toth (incorporated by reference from exhibit 6.2 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.3**	Employment Agreement between the Company and Lori Bisson dated June 30, 2023 (incorporated by reference from exhibit 6.3 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.4**	Employment Agreement between the Company and Trent Smith dated July 24, 2023 (incorporated by reference from exhibit 6.4 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.5**	Autonomix Medical, Inc. 2023 Stock Plan, as amended and restated and forms of award agreements (incorporated by reference from exhibit 4.4 of the Form S-8 (file number 333-294858)

10.6	Form of Indemnification Agreement with Executive Officers and Directors of the Company (incorporated by reference from exhibit 6.6 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.7	Form of Lock-Up Agreement to be entered into between the Company and its officers and directors (incorporated by reference from exhibit 6.7 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.8+	Exclusive License Agreement dated December 21, 2021 between Autonomix Medical, Inc. and Impulse Medical, Inc. (incorporated by reference from exhibit 6.8 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.9	Exclusive License Termination Agreement dated July 7, 2023 between Autonomix Medical, Inc. and Impulse Medical, Inc. (incorporated by reference from exhibit 6.9 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)

10.10**	Employment Agreement between Brad Hauser and Autonomix Medical, Inc. dated June 17, 2024. (incorporated by reference from exhibit 10.1 of the Form 8-K filed June 17, 2024)

10.11**	Employment Agreement between Lori Bisson and Autonomix Medical, Inc. dated June 17, 2024. (incorporated by reference from exhibit 10.2 of the Form 8-K filed June 17, 2024)

10.12	License Agreement between Autonomix Medical, Inc. and RF Innovations, Inc. (incorporated by reference from exhibit 10.1 of the Form 8-K filed July 15, 2024)

10.13**	Non-Employee Director Compensation Plan (incorporated by reference from exhibit 10.2 of the Form 10-Q filed November 8, 2024)

10.14	At Market Issuance Sales Agreement, dated February 28, 2025, by and between Autonomix Medical, Inc. and Ladenburg Thalmann & Co. Inc. (incorporated by reference from exhibit 1.1 of the Form 8-K filed February 28, 2025)

10.15**	Stock Option Cancellation and Severance Agreement between Autonomix Medical, Inc. and Brad Hauser dated August 11, 2025 (incorporated by reference from exhibit 10.2 of the Form 10-Q filed August 13, 2025)

10.16**	Stock Option Cancellation and Severance Agreement between Autonomix Medical, Inc. and Trent Smith dated August 11, 2025 (incorporated by reference from exhibit 10.3 of the Form 10-Q filed August 13, 2025)

10.17**	Stock Option Cancellation and Severance Agreement between Autonomix Medical, Inc. and Landy Toth dated August 11, 2025 (incorporated by reference from exhibit 10.4 of the Form 10-Q filed August 13, 2025)

10.18 **	Stock Option Cancellation and Severance Agreement between Autonomix Medical, Inc. and Robert Schwartz dated August 11, 2025 (incorporated by reference from exhibit 10.5 of the Form 10-Q filed August 13, 2025)

10.19 +	Purchase Agreement, dated August 25, 2025, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference from exhibit 10.1 of the Form 8-K filed August 26, 2025)

10.20	Registration Rights Agreement, dated August 25, 2025, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference from exhibit 10.2 of the Form 8-K filed August 26, 2025)

10.21	Form of Securities Purchase Agreement, dated November 18, 2025 (incorporated by reference from exhibit 10.1 of the Form 8-K filed November 19, 2025)

19	Autonomix Medical, Inc. Insider Trading Policy (incorporated by reference from Exhibit 19 of the Form 10-K filed May 29, 2025)

23.1	Consent of Forvis Mazars, LLP (incorporated by reference from exhibit 23.1 of the Form 10-K filed May 27, 2026)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (incorporated by reference from exhibit 31.1 of the Form 10-K filed May 27, 2026)

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (incorporated by reference from exhibit 31.1 of the Form 10-K filed May 27, 2026)

31.3*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.4*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from exhibit 32.1 of the Form 10-K filed May 27, 2026)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from exhibit 32.2 of the Form 10-K filed May 27, 2026)

97	Autonomix Medical, Inc. Restatement Recoupment Policy (incorporated by reference from exhibit 97 of the Form 10-K filed May 31, 2024)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Denotes a management contract or compensatory plan or arrangement.

+

Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTONOMIX MEDICAL, INC.

Date: June 15, 2026	By:	/s/ BRAD HAUSER
Brad Hauser Chief Executive Officer and President (Principal Executive Officer)

Date: June 15, 2026	/s/ TRENT SMITH
Trent Smith Chief Financial Officer (Principal Financial and Accounting Officer)