Form 10-Q
period 2026-06-30
Autonomix Medical, Inc.
filed 2026-08-13
CIK 1617867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the Company's outstanding common stock as of August 6, 2026 was 971,043.

Autonomix Medical, Inc.

Index to Unaudited Condensed Financial Statements

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Autonomix Medical, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except par value and share data)	As of
		March 31,
	June 30,	2026
	2026	(as revised)

Assets
Current assets:
Cash and cash equivalents	$3,460	$7,004
Other current assets	504	577
Total current assets	3,964	7,581
Noncurrent assets:
Property and equipment, net	16	19
Total noncurrent assets	16	19

Total Assets	$3,980	$7,600

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$371	$700
Accrued expenses	447	1,005
Total current liabilities	818	1,705

Total Liabilities	$818	$1,705

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	$-	$-
Common stock, $0.001 par value, 500,000,000 shares authorized, 542,312 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	1	1
Additional paid-in capital	72,983	72,988
Accumulated deficit	(69,822)	(67,094)
Total Stockholders' Equity	3,162	5,895

Total Liabilities and Stockholders' Equity	$3,980	$7,600

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	June 30,
(in thousands, except share and per share data)	2026	2025

Operating expenses:
Research and development	$1,515	$1,593
General and administrative	1,255	1,828
Total operating expenses	2,770	3,421

Loss from operations	(2,770)	(3,421)

Other income:
Interest income	42	84
Total other income	42	84

Loss before income taxes	(2,728)	(3,337)

Income taxes	-	-

Net loss	$(2,728)	$(3,337)

Loss per share - basic and diluted	$(5.02)	$(22.69)

Weighted average shares outstanding - basic and diluted (2025 is "as revised")	543,685	147,058

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Stockholders' Equity

(Unaudited)

			Additional
	Common Stock		Paid-in		Total
	Shares	Amount	Capital	Accumulated	Stockholders'
(in thousands)	(as revised)	(as revised)	(as revised)	Deficit	Equity

Balance March 31, 2025	118	$-	$58,478	$(50,379)	$8,099

Net loss	-	-	-	(3,337)	(3,337)
Stock-based compensation	-	-	388	-	388
Issuance of common stock, net of offering costs	62	-	1,882	-	1,882
Issuance of common stock - warrants exercised	11	-	-	-	-

Balance June 30, 2025	191	-	60,748	(53,716)	7,032

Balance March 31, 2026	542	1	72,988	(67,094)	5,895

Net loss	-	-	-	(2,728)	(2,728)
Stock-based compensation	-	-	2	-	2
Fractional share buyback in connection with reverse stock split	-	-	(7)	-	(7)

Balance June 30, 2026	542	1	72,983	(69,822)	3,162

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
(in thousands)	2026	2025

Cash Flows from Operating Activities:
Net loss	$(2,728)	$(3,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2	388
Depreciation expense	3	3
Changes in operating assets - decrease:
Other current assets	73	84
Changes in operating liabilities - (decrease)/increase:
Accounts payable	(329)	140
Accrued expenses	(565)	118
Net cash used in operating activities	(3,544)	(2,604)

Cash Flows from Financing Activities:
Issuance of common stock	-	2,121
Direct financing costs from issuance of common stock	-	(64)
Net cash provided by financing activities	-	2,057

Net decrease in cash and cash equivalents	(3,544)	(547)

Cash and cash equivalents, at beginning of period	7,004	9,136

Cash and cash equivalents, at end of period	$3,460	$8,589

Supplemental cash flow disclosures:
Non-cash financing activities:
Fractional share buyback in connection with reverse stock split in accrued expenses	$7	$-
Recognition of deferred offering costs associated with issuance of common stock	$-	$(176)

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Notes to the Unaudited Condensed Financial Statements

Note 1 – Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

Autonomix Medical, Inc (“we,” "us," “our,” or the “Company”) is a medical device company organized as a Delaware corporation on June 10, 2014. The Company is a development-stage medical device company focused on advancing technologies for sensing and treating disorders of the nervous system. The Company's platform is designed to integrate high-sensitivity neural signal detection with targeted radiofrequency (“RF”) ablation, enabling a “sense, treat, verify” approach intended to improve the precision and consistency of nerve-targeted therapies. The Company's technology consists of a catheter-based system incorporating a proprietary microchip-enabled sensing architecture designed to detect low-amplitude neural signals from within the vascular system. By placing signal amplification and digitization at or near the point of detection, this approach is intended to reduce signal degradation and improve detection of neural activity compared to conventional systems. The Company believes this may enable more precise localization of target nerves and support targeted therapeutic intervention.

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

On July 9, 2026, the Company received a letter from the Staff notifying the Company that it had regained compliance with the Bid Price Rule as a result of the closing bid price of the Company’s common stock being at or above $1.00 per share for the 10 consecutive business days from June 24, 2026 through July 8, 2026. Accordingly, the letter indicated the Company is in compliance with the Bid Price Rule and the matter is closed.

Reverse Stock Split

The Company held its annual meeting of stockholders (the "Annual Meeting") on October 30, 2025. In that Annual Meeting, stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation (the "Amendment”) to effect the reverse stock split at a ratio in the range of 1-for-2 to 1-for-25, with such ratio to be determined in the discretion of the Company’s board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by the Company’s board of directors in its sole discretion prior to the one-year anniversary of the Annual Meeting.

Pursuant to such authority granted by the Company’s stockholders, the Company’s board of directors approved a one-for-twenty-one (1:21) reverse stock split (the "Reverse Stock Split”) of the Company’s common stock and the filing of the Amendment to effectuate the Reverse Stock Split. The Amendment was filed with the Secretary of State of the State of Delaware and the Reverse Stock Split became effective in accordance with the terms of the Amendment at 12:01 a.m. Eastern Time on June 24, 2026 (the "Effective Time”), and the Company’s common stock opened for trading on The Nasdaq Capital Market on June 24, 2026 on a post-split basis, under the existing ticker symbol "AMIX” but with a new CUSIP number 05330T304. The Amendment provides that, at the Effective Time, every twenty-one shares of the Company’s issued and outstanding common stock will automatically be combined into one issued and outstanding share of common stock, without any change in par value per share, which will remain $0.001.

The number of authorized shares of common stock remained at 500 million shares. As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all outstanding stock options, restricted stock unit awards, and warrants, which resulted in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock unit awards, and warrants and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants. The Company’s stock option awards did not automatically adjust for the Reverse Stock Split. However, the Company chose to exercise its rights under the agreements to adjust the exercise price and number of shares exercisable or issuable upon vesting proportionately for the Reverse Stock Split. Based on the analysis performed, the Company does not need to recognize any additional compensation expense as a result of the modification. In addition, the number of shares reserved for issuance under the Company’s equity compensation plan immediately prior to the Effective Time was reduced proportionately.

No fractional shares were issued as a result of the Reverse Stock Split, and instead, stockholders who would have been entitled to receive fractional shares received cash in lieu thereof. The Company paid cash (without interest) equal to such fraction multiplied by the average of the closing sales prices of the common stock during the regular trading hours for the five consecutive trading days immediately preceding the Reverse Stock Split. The total amount accrued as of June 30, 2026 and paid in July 2026 for cash in lieu thereof was approximately $7 thousand.

The Reverse Stock Split has been retroactively adjusted throughout these interim financial statements and footnotes for all periods presented, including exercise prices and share data. These retroactive adjustments have been captioned with "as revised". As a result of the Reverse Stock Split, the Company reclassified approximately $11 thousand between common stock par value and additional paid-in capital.

Liquidity and Going Concern

The Company's condensed financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company is an early-stage company that is subject to all the risks associated with early-stage and emerging growth companies and has incurred losses since inception.

For the three months ended June 30, 2026 and 2025, the Company had net losses of $2.7 million and $3.3 million, respectively, and had net cash flows used in operating activities of $3.5 million and $2.6 million, respectively. The Company had no revenues for the three months ended June 30, 2026 and 2025. The Company had an accumulated deficit of $69.8 million, working capital of $3.1 million and cash of $3.5 million as of June 30, 2026. The Company does not expect to generate positive cash flows from operating activities in the near future.

The Company estimates its current cash resources, including the proceeds from the subsequent financing transaction in Note 6, are sufficient to fund its operations into but not beyond the first calendar quarter of 2027. The Company recognizes it will need to raise additional capital to continue to execute its business plan, including obtaining regulatory clearance for its products currently under development and commercializing and generating revenues from products under development. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. A failure to raise sufficient capital, generate sufficient product revenues, control expenditures and regulatory matters, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives. If the Company is unable to raise sufficient additional funds, it will have to scale back its operations.

These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying condensed financial statements have been prepared on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The accompanying condensed interim financial statements are unaudited. These unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The Company’s fiscal year end is March 31st. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended March 31, 2026 as found in the Company's Annual Report on Form 10-K filed with the SEC on May 27, 2026. In the opinion of management, the unaudited condensed interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position, results of operations and cash flows for the quarterly and year-to-date periods, as applicable. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The March 31, 2026 audited condensed balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

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

Other Current Assets

Other current assets consisted of the following (in thousands):

	As of June 30,	As of March 31,
	2026	2026

Prepaid insurance	$282	$396
Other prepaid expenses	222	181

Total other current assets	$504	$577

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

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of June 30,	As of March 31,
	2026	2026

Accrued compensation	$-	$593
Accrued clinical research costs	162	275
Accrued product development costs	175	30
Accrued professional fees	57	38
Other miscellaneous accrued expenses	53	69

Total accrued expenses	$447	$1,005

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

The Company did not have any assets or liabilities measured at fair value as of June 30, 2026 and March 31, 2026.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of reported assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of June 30, 2026 and March 31, 2026, the Company determined a full valuation allowance was required to offset its deferred tax assets as a result of recurring operating losses.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740-10 which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on its tax return. The Company evaluates and records any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon examination and ultimate settlement with the tax authorities in the tax jurisdictions in which it operates. As of June 30, 2026 and March 31, 2026, the Company had no uncertain tax positions.

The Company does not expect to pay any significant federal, state, or foreign income taxes in its fiscal year 2027 (ending March 31, 2027) as a result of the losses recorded during the three months ended June 30, 2026 and the additional losses expected for the remainder of its fiscal year 2027 and cumulative net operating loss carryforwards. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

The Company recorded no income tax provision for the three months ended June 30, 2026 and 2025. The effective tax rate for the three months ended June 30, 2026 and 2025 was zero. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

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

For the three months ended June 30, 2026 and 2025, dilutive securities that were not included in the calculations of the loss per common share because they would be anti-dilutive included the following:

	June 30,
		2025
	2026	(as revised)

Equity based warrants to purchase common shares	209	4,173
Bridge financing warrants	1,194	1,194
Stock options granted under Company's incentive plan	645	11,842
Series A warrants	2,643	73,009
Series B warrants	70,366	-
Series C warrants	428,731	-
Representative warrants	8,606	4,383

Total potentially dilutive securities	512,394	94,601

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising

It is the Company's policy to expense advertising costs as incurred. Advertising expenses would be included within general and administrative expenses within the statement of operations. For the three months ended June 30, 2026 and 2025, the Company recorded no advertising expenses.

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

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances its technology through all stages of development and clinical trials and, ultimately, seeks regulatory approval.

As such, the CODM primarily evaluates performance of the Company using various financial metrics, including loss from operations, also shown on the Statements of Operations, forecasted cash expenditures and existing and forecasted cash balances. These financial metrics are used by the CODM to make key operating decisions, such as the assessment of segment performance and allocation of resources. All of the Company's assets are located in the United States. The significant expense categories within net loss from operations that the CODM regularly reviews are expenses related to research and development and general and administrative. The significant expense categories and subcategories are reported on the Statements of Operations. Other expenses included in the Company’s net loss include other income (expense), interest income, net, and any additional non-operating expenses that are reported in the Statements of Operations.

Recent Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-12 Codification Improvements: The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in this update in an interim period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. An entity may elect to early adopt the amendments on an issue-by-issue basis. An entity should apply the amendments in this update (except for the amendments to Topic 260, Earnings Per Share) using one of the following transition methods: 1. Prospectively to all transactions recognized on or after the date that the entity first applies the amendments 2. Retrospectively to the beginning of the earliest comparative period presented. An entity should adjust the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) as of the beginning of the earliest comparative period presented. An entity may elect the transition method on an issue-by-issue basis. For the amendments in this update to Topic 260, an entity should apply the amendments retrospectively to each prior reporting period presented in the period of adoption. There are no current impacts on the Company's earnings per share as the Company has no liability-based instruments.

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

Reverse Stock Split

A summary of the impact of the Company’s Reverse Stock Split reflecting the prior period impact to the Company’s Statement of Operations and earnings per share is shown below:

	Three Months Ended June 30, 2025
	Originally Filed	Adjusted for 1-for-21 Reverse Stock Split

Net Loss (in thousands)	$(3,337)	$(3,337)
Loss per share - basic and diluted	$(1.07)	$(22.69)
Weighted average shares outstanding - basic and diluted (2025 is "as revised")	3,105,156	147,058

Note 2 – Convertible Notes Payable Warrants

On September 9, 2023, the Company's Board authorized an offering of up to $2.0 million in unsecured, non-interest-bearing convertible promissory notes (the “Notes”) and accompanying warrants (the “Bridge Financing Warrants”) (collectively, the “Bridge Offering”) . The Notes provided that, on the closing date of the Company's initial public offering (the "IPO"), the outstanding principal would be automatically converted into common stock at the conversion price of $840.00. Each dollar in principal amount of Notes purchased was accompanied by a five-year Bridge Financing Warrant to purchase approximately 0.0006 shares of common stock with an exercise price of $420.00 per share. The Company recorded the Bridge Financing Warrants as a discount to the Notes.

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

The following table presents a summary of activity for the Bridge Financing Warrants issued in connection with the Notes:

		Weighted-Average
		Exercise Price
	Warrants	Per Share
	(as revised)	(as revised)

Outstanding and exercisable, March 31, 2026	1,194	$420.00

Outstanding and exercisable, June 30, 2026	1,194	$420.00

Note 3 – Equity

On November 29, 2023, the Company’s Board and applicable shareholders approved an amendment to the Company’s certificate of incorporation that increased the authorized shares to 500,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.001 per share. The specific rights of the preferred stock shall be determined by the Board.

Preferred Stock

As of June 30, 2026, the Company had no shares of preferred stock outstanding.

Common Stock

On February 28, 2025, the Company entered into an At Market Issuances Sales Agreement (the "ATM Agreement") with Ladenburg Thalmann & Co. Inc. (the "Agent"). Pursuant to the terms of the ATM Agreement, the Company was initially able to sell from time to time through the Agent, as sales agent or principal, shares of its common stock with an initial aggregate sales price of up to $2.1 million. On August 25, 2025, the Company increased the aggregate sales price of shares of its common stock that may be sold pursuant to the ATM Agreement by $1.4 million for a revised aggregate sales price of shares that may be sold under the ATM Agreement of $3.5 million. As of June 30, 2026, the Company sold 113,629 shares for net proceeds of approximately $3.4 million with the last sale occurring in November 2025. The Company paid offering costs of $0.1 million. As of June 30, 2025, the Company sold 62,097 shares for net proceeds of approximately $2.1 million.

On August 25, 2025, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which, subject to specified terms and conditions, the Company may sell up to $15.0 million in shares of the Company’s common stock. The Company's net proceeds under the Purchase Agreement will depend on i) the frequency of sales; ii) the number of shares sold; and iii) the prices at which we sell shares to Lincoln Park. The Company also issued 12,472 shares of Company common stock (the “Commitment Shares”) to Lincoln Park in consideration for its commitment to purchase shares of Company common stock under the Purchase Agreement from time to time at the Company’s direction. As of June 30, 2026, the Company has sold 476 shares of the Company's common stock under the Purchase Agreement. The Company paid transaction expenses of $0.3 million.

Stock Plan and Stock Options

In June 2023, the Company adopted, and the Company’s shareholders approved, the Autonomix Medical, Inc. 2023 Stock Plan (the “Plan”). The Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards and stock unit awards to key employees, non-employee directors, and consultants, subject to certain individual threshold limitations. The Plan initially provided for up to 9,524 shares to be issued, subject to adjustments as provided in the Plan. Shares that are surrendered because of forfeiture, expiration, termination, or cancellation are available for re-issuance.

In August 2023, the Plan was amended to allow for an automatic increase of the available shares for issuance, whereby on the first of each fiscal year, beginning on April 1, 2024 and ending on (and including) April 1, 2033, the number of shares available for issuance increases in an amount equal to five percent (5%) of the total number of shares of the Company's common stock outstanding on the March 31st immediately preceding the applicable date. However, the Board may act prior to the automatic increase of a given year to provide that there will be no increase for such year, or that the increase for such year will be a lesser number of shares of the Company's common stock. On April 1, 2024, 2025 and 2026, the Plan was increased by 2,244, 5,945 and 27,165 shares, respectively.

In July 2025, the Company entered into stock option cancellation agreements with certain employees to cancel an aggregate of 2,734 stock options. Employees that elected to cancel their stock options were granted severance agreements for three, six or nine months of their base salary (under certain conditions). On August 11, 2025, the Company entered into stock option cancellation agreements with Board members and certain officers of the Company to cancel an aggregate of 8,463 stock options. The Company's Board members included Mr. Walter Klemp, Executive Chairman of the Board; Ms. Lori Bisson, Executive Vice Chairman of the Board; and Mr. Chris Capelli, Director, and included amounts of 418; 3,122; and 179, respectively. The Company's officers included Mr. Brad Hauser, Chief Executive Officer and President; Mr. Landy Toth, Chief Technology Officer; Mr. Robert Schwartz, Chief Medical Officer; and Mr. Trent Smith, Chief Financial Officer, and included amounts of 2,143; 418; 627; and 1,556, respectively. Mr. Hauser was granted three months of his base salary, in addition to the twelve months of his base salary per his July 17, 2024 employment agreement. Mr. Toth and Mr. Schwartz were granted severance agreements that amounted to nine months of their base salary. Mr. Smith was granted three months of his base salary, in addition to the nine months of his base salary per his July 24, 2023 employment agreement. For the three months ended September 30, 2025, as a result of the cancellation, the Company accelerated the recognition of $3.7 million of stock-based compensation expense. In exchange for the cancellation of the stock options, the Company entered into severance agreements with certain employees, Board members and officers of the Company to provide the terms and conditions that would govern salary and benefits in the event of any future reductions in force. This was accounted for as a repurchase for no consideration.

In October 2025, the Company adopted, and the Company's shareholders approved, the Plan, as amended and restated. Pursuant to this amendment and restatement, the Plan was increased by 90,476 shares. As of June 30, 2026, there were 135,306 shares remaining available in the Plan.

The following table summarizes the stock option activity for the three months ended June 30, 2026:

		Weighted-Average
		Exercise Price
	Options	Per Share
	(as revised)	(as revised)

Outstanding, March 31, 2026	645	$100.12

Outstanding, June 30, 2026	645	$100.12

Exercisable, June 30, 2026	197	$235.15

The Company’s stock option awards did not automatically adjust for the Reverse Stock Split. However, the Company chose to exercise its rights under the Plan to adjust the exercise price and number of shares exercisable or issuable upon vesting for the Reverse Stock Split.

Based on the Company's modification accounting analysis, there was no incremental stock-based compensation expense associated with the Reverse Stock Split.

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at June 30, 2026 was less than $0.1 million. During the three months ended June 30, 2026, the Company recorded stock-based compensation - option expense of $0 and less than $0.1 million in general and administrative expense and research and development expense, respectively. During the three months ended June 30, 2025, the Company recorded stock-based compensation - option expense of $0.3 million and less than $0.1 million in general and administrative expense and research and development expense, respectively.

License Agreement

On July 10, 2024, the Company entered into a license agreement with RF Innovations, Inc. (“RFI”), a privately held medical technology company, to license products utilizing RFI’s intellectual property related to its Apex 6 Radiofrequency Generator (the “Licensed Products”). The Apex 6 Generator is a United States Food and Drug Administration (“FDA”) cleared ablation technology designed to lesion neural tissue for pain management in the peripheral nervous system. Pursuant to the agreement, RFI granted us a perpetual non-exclusive worldwide royalty free fully paid license related to the Licensed Products, provided that the license did not include the right to sell certain products to customers for the treatment of spine pain. In connection with the agreement, the Company issued RFI 595 shares of its common stock as consideration for the license.

November 2024 Offering Agreement

On November 22, 2024, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc., as representative of the several underwriters (the “Underwriters”), in connection with a firm commitment underwritten public offering (the “November 2024 Offering”) of: (i) 21,843 common units (the “Common Units”), each Common Unit consisting of one share of Company common stock and one series A warrant to purchase one share of common stock (the “Series A Warrants”); and (ii) 43,696 pre-funded units (the “Pre-Funded Units”) and together with the Common Units, the "Units", each Pre-Funded Unit consisting of one pre-funded warrant to purchase one share of common stock (the “November 2024 Pre-Funded Warrant”) and one Series A Warrant. The purchase price of each Common Unit was $137.340, and the purchase price of each Pre-Funded Unit was $137.319. In addition, the Company granted the Underwriters a 45-day option to purchase an additional 9,830 shares of common stock, and/or an additional 9,830 Series A Warrants, solely to cover over-allotments, if any. The November 2024 Pre-Funded Warrants had an exercise price of $0.0210 per share and were immediately exercisable. The Series A Warrants had an exercise price of $137.340 per share, were immediately exercisable and may be exercised at any time until the five-year anniversary of the date of issuance. Both the November 2024 Pre-Funded Warrants and the Series A Warrants are subject to a beneficial ownership limitation of 4.99%. The November 2024 Offering closed on November 25, 2024. On November 22, 2024, the Underwriters partially exercised their over-allotment option with respect to 7,468 shares of common stock and 7,468 Series A Warrants. Under the terms of the Underwriting Agreement, the Underwriters received an underwriting discount of 8.0% to the public offering price for the Units. The Company also issued to the representative of the Underwriters (the "Representative") Representative's Warrants to purchase up to 4,383 shares of common stock. The aggregate gross proceeds to the Company, including the partial exercise of the over-allotment option, were approximately $10.0 million, before deducting underwriting discounts and other expenses by the Company of $1.5 million, including $0.5 million of non-cash expenses. The net cash proceeds to the Company were approximately $9.0 million.

The November 2024 Pre-Funded Warrants and Series A Warrants were issued pursuant to a Warrant Agency Agreement between the Company and Equity Stock Transfer, LLC. The Series A Warrants and the Representative’s Warrants, largely have the same terms and conditions, except the Representative’s Warrants were not exercisable until May 21, 2025 and are subject to a 180-day lock-up prior to being transferable. The Series A Warrants and Representative’s Warrants may, at the option of the holder be settled upon a change of control at the Black-Scholes value, as defined in the agreement. Upon a change of control the holder may receive cash, other assets or shares of the successor entity, depending on the specific nature of the change of control transaction and the settlement options afforded to the holders of common stock. The Company analyzed the November 2024 Pre-Funded Warrants, the Series A Warrants, and the Representative’s Warrants (collectively the “Offering Warrants”) in accordance with ASC Topic 480, Distinguishing Liabilities from Equity and ASC Topic 815, Derivatives and Hedging. Management concluded that the Offering Warrants meet all the requirements for equity classification. Since the Offering Warrants meet the requirements for equity classification and the November 2024 Offering represents an arms-length cash transaction, the Common Units and Pre-Funded Units were recorded in equity based on the proceeds received, net of issuance costs.

At issuance the November 2024 Pre-Funded Warrants had a fair value of $132.9090 per share, which represented the common stock issuance price less the $0.0210 exercise price. At issuance, the Series A Warrants and the Representative’s Warrants had a fair value of $112.5537 and $109.4625 per share, respectively, which was determined using a Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model included the following: (1) fair value of common stock on the measurement date; (2) discount rate of 4.17% based on the daily yield curve rates for U.S. Treasury obligations, (3) the contractual term of the warrants and (4) expected volatility of 144.15% based on the historical volatility of comparable companies' stock. Due to the relative volume of Series A Warrants and Representative’s Warrants issued compared with the Company’s outstanding shares, the Company's stock price was adjusted for the effects of dilution.

Equity-Based Stock Warrants

November 2025 Securities Purchase Agreement

On November 18, 2025, the Company entered into a Securities Purchase Agreement (the "Agreement") with an institutional investor (the “Investor”), pursuant to which the Investor purchased in a private placement: (i) pre-funded warrants to purchase 214,366 shares of the Company’s common stock (the “November 2025 Pre-Funded Warrants”); and (ii) Series C Warrants to purchase up to an aggregate of 428,731 shares of the Company's common stock (the “Common Warrants”) (the “November 2025 Offering”). The Common Warrants and November 2025 Pre-Funded Warrants are collectively referred to herein as the “Warrants”. The combined purchase price of one November 2025 Pre-Funded Warrant and accompanying Common Warrants was $23.304. Subject to certain ownership limitations, the Warrants are exercisable immediately upon issuance (the “Initial Exercise Date”). The exercise price of November 2025 Pre-Funded Warrants was $0.021 per warrant share of the Company's common stock. The Common Warrants are exercisable into one share of the Company's common stock at a price per share of $18.0747 (as adjusted from time to time in accordance with the terms thereof) and expire five and one-half years from the Initial Exercise Date. The Common Warrants are immediately exercisable for cash and may be exercised on a cashless basis if, at any time after the six-month anniversary of the Initial Exercise Date, there is no registration statement registering, or the prospectus contained therein is not available for, the issuance or resale of shares of the Company's common stock underlying the Common Warrants to or by the holder. The holder of a Common Warrant is prohibited from exercising any Common Warrants to the extent that such exercise would result in the number of shares of the Company's common stock beneficially owned by such holder and its affiliates exceeding 4.99% of the total number of shares of Common Stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99%. In the event of certain fundamental transactions, the holder of the Common Warrants will have the right to receive the Black Scholes Value (as defined in the Common Warrants) of its Common Warrants calculated pursuant to a formula set forth in the Common Warrants, payable either in cash or in the same type or form of consideration that is being offered and being paid to the holders of Common Stock. With limited exceptions, the Company has agreed not to enter into or announce any transaction for the sale of any of its equity securities or securities convertible into its equity securities for a period of 60 days from the effective date of the Registration Statement pursuant to which the resale of the shares of the Company's common stock underlying the Warrants was registered. The Company has agreed not to effect or enter into an agreement to effect any issuance of the Company's common stock or any securities convertible into or exercisable or exchangeable for shares of the Company's common stock involving a Variable Rate Transaction (as defined in the Agreement) until six months after the effective date of the Registration Statement; provided that after 60 days from the effective date of the Registration Statement, the Company will be permitted to make sales under its “at-the-market offering” sales agreement if the price per share of the Company's common stock in such transaction is greater than $23.325 per share. The gross proceeds to the Company from the November 2025 Offering were approximately $5.0 million, before deducting the Placement Agent’s commission and fees of $450 thousand and other offering expenses of $36 thousand and excluding the proceeds from the exercise of the Warrants. As of June 30, 2026, all 214,366 of these November 2025 Pre-Funded Warrants were exercised at an exercise price of $0.021 per warrant share for incremental proceeds of $4.5 thousand.

At issuance, the Common Warrants had a fair value of $17.01 per share which was determined using a Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model included the following: (1) fair value of common stock on the measurement date; (2) discount rate of 3.76% based on the daily yield curve rates for U.S. Treasury obligations, (3) the contractual term of the Series C Warrants and (4) expected volatility of approximately 154.8% based on the historical volatility of the Company's common stock. Due to the relative volume of Common Warrants issued compared with the Company’s outstanding shares and trading volume, the Company's stock price was adjusted for the effects of dilution.

The Company accounted for the November 2025 Offering as a capital transaction for the cash proceeds received, net of issuance costs. As a result of the application of ASC Sub-topic 815-40, it was determined that the November 2025 Pre-Funded Warrants and Common Warrants both met the requirements for equity classification. The proceeds from the Agreement were recorded in additional paid-in capital, net of the costs incurred.

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

July 2025 Warrant Inducement Agreement

On July 21, 2025, the Company entered into warrant exercise inducement offer letters (each, a  "July 2025 Inducement Letter") with the holders ( "November 2024 Holders") of certain existing warrants issued in the November 2024 Offering to purchase up to 70,366 shares of the Company's common stock (the "November 2024 Existing Warrants"). The November 2024 Existing Warrants had an original exercise price of $137.34 per share. Pursuant to the July 2025 Inducement Letters, the Company agreed to reduce the exercise price of the  November 2024 Existing Warrants to $36.183 per share and the November 2024 Holders agreed: (i) to exercise November 2024 Existing Warrants to purchase 40,717 shares of Company common stock for $36.183 per share; and (ii) to prepay $36.162 per share of the reduced exercise price for November 2024 Existing Warrants to purchase 29,649 shares of Company common stock in consideration of the Company further reducing the exercise price of such November 2024 Existing Warrants to purchase 29,649 shares of Company common stock to $0.021 per share with a modified exercise term of 5.5 years. In consideration of the foregoing, the Company agreed to issue the November 2024 Holders new warrants to purchase up to a number of shares of Company common stock equal to 100% of the number of shares of Company common stock underlying the November 2024 Existing Warrants, comprised of new Series B warrants to purchase up to 70,366 shares of Company common stock (the “July 2025 Inducement Warrants” and the shares of Company common stock underlying the July 2025 Inducement Warrants, the “July 2025 Inducement Warrant Shares”) at $36.183 per share with an exercise term of 5.5 years from the initial exercise date. In addition, the Company issued 4,223 placement agent warrants at $56.091 per share with an exercise term of 5 years. The Company received total gross proceeds of approximately $2.5 million, less cash expenses paid to the placement agent and advisors of approximately $0.3 million. Upon a change in control, the November 2024 Holder of warrants outstanding after the inducement transaction may receive cash, other assets or shares of the successor entity, depending on the specific nature of the change of control transaction and the settlement options afforded to the holders of common stock. All warrants issued or modified by the transaction meet the requirements for equity classification pursuant to ASC Sub-Topic 815-40.

At issuance, the July 2025 Inducement Warrants and the placement agent warrants had a fair value of $32.76 and $31.50 per share, respectively, which was determined using a Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model included the following: (1) fair value of common stock on the measurement date; (2) discount rate of 3.93% or 3.88% based on the daily yield curve rates for U.S. Treasury obligations, (3) the contractual term of the warrants and (4) expected volatility of approximately 150% and 151% based on the historical volatility of comparable companies' stock, respectively. Due to the relative volume of Series A Warrants and placement agent warrants issued compared with the Company’s outstanding shares, the Company's stock price was adjusted for the effects of dilution.

The Company accounted for the July 2025 Inducement Letter as a capital transaction for the cash proceeds received, net of issuance costs. As a result of the application of ASC Sub-topic 815-40, the Company considered the modification of the November 2024 Existing Warrants and the issuance of the July 2025 Inducement Warrants to represent a cost of the capital transaction.

The Company may not effect the exercise of certain July 2025 Inducement Warrants, which upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the November 2024 Holder (together with its affiliates) to exceed 4.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage of ownership is determined in accordance with the terms of such July 2025 Inducement Warrants.

Subsequent to the July 2025 Inducement Letter, 29,649 modified November 2024 Existing Warrants were exercised at the remaining exercise price of $0.021 per share.

The Company will periodically grant warrants to investors in connection with equity financing or to third-party service providers in exchange for services rendered. The following table summarizes the stock warrant activity for the  three months ended June 30, 2026:

		Weighted-Average
		Exercise Price
	Warrants	Per Share
	(as revised)	(as revised)

Outstanding, March 31, 2026	511,928	$23.95

Outstanding and exercisable, June 30, 2026*	511,928	$23.95

*	Amount includes 1,582 common warrants; 8,606 Representative's Warrants, 2,643 Series A Warrants, 70,366 Series B Warrants and 428,731 Series C Warrants.

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

Employment Agreements

The Company has agreements with key employees to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain employees and officers in the event of termination. In total, these benefits would amount to a range of $1.9 million to $2.5 million using the rate of compensation in effect at June 30, 2026.

Fractional Shares

On November 1, 2024, the Company received notice from the Depository Trust and Clearing Corporation ("DTCC") on behalf of the brokerage firms that hold the shares of Company common stock held in “street name” that, in connection with the rounding of fractional shares in connection with the reverse stock split ("Reverse Stock Split"), the Company would need to issue 12,945 shares of common stock (the “Shares”) for the rounding of shares.

On October 24, 2024, the Company completed a one-for-twenty reverse stock split of its common stock.

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

Note 5 – Related Party Transactions

On December 21, 2021, the Company entered into a license agreement with a company controlled by a significant stockholder of the Company (“Licensee”). On July 7, 2023, the Company and the Licensee entered into an Exclusive License Termination Agreement (the “Termination Agreement”) in exchange for the issuance, upon the closing of the Company’s initial public offering within one year of the agreement’s execution, of a warrant to purchase shares of the Company for a variable number of shares. The variable number of shares issued was based upon a fixed value of $8.0 million divided by the price per share in the offering. The warrants were exercisable at a price of $0.42 per share and may be exercised any time after the issuance date, subject to a beneficial ownership limitation, and expire five years from the original issuance. The warrants did not provide voting rights, dividend rights, and other rights of a shareholder prior to exercise. The completion of the Company’s IPO fixed the number of warrant shares issuable and the Company re-classified the Warrant to additional paid-in capital as it met the requirements for equity classification.

On January 29, 2024, the Company issued a warrant to purchase 3,810 shares (the “Warrant”) pursuant to the Termination Agreement to the Licensee. In August 2025, 2,590 shares of the Warrant, with an exercise price of $0.42, were exercised on a cashless basis for 2,550 shares of the Company's common stock.

Note 6 – Subsequent Events

On July 13, 2026, the Company entered into a warrant inducement offer letter (the “July 2026 Inducement Letter”) with the Investor of certain existing Common Warrants issued on November 19, 2025, to purchase up to 428,731 shares of Company common stock.

Pursuant to the July 2026 Inducement Letter, the Company reduced the exercise price of the Common Warrants to $6.00 per warrant share, and the Investor exercised Common Warrants to purchase 428,731 shares of Company common stock. In consideration of the foregoing, the Company issued the Investor (i) a new Series D-1 unregistered common stock purchase warrant to purchase up to 428,731 shares of Company common stock (the “New Series D-1 Warrant”) and (ii) a new Series D-2 unregistered common stock purchase warrant to purchase up to 428,731 shares of Company common stock (the “New Series D-2 Warrant” and, together with the New Series D-1 Warrant, the “New Series D Warrants,” and the shares of Company common stock underlying the New Series D Warrants, the “New Series D Warrant Shares”), in each case pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), with an exercise term of 5.5 years from issuance.

The Company received aggregate gross proceeds of approximately $2.6 million from the exercise of the Common Warrants, before deducting financial advisory fees and estimated offering expenses.

The New Series D Warrants are immediately exercisable and have an exercise price of $5.75 per share. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate proportional adjustment in the event of share dividends, share splits, reorganizations or similar events affecting the Company’s common stock and the exercise price. The New Series D Warrants may only be exercised on a cashless basis if, commencing six months after issuance, there is no effective registration statement registering, or the prospectus contained therein is not available for, the resale of the shares of common stock underlying the New Series D Warrants by the Investor. The Investor of a New Series D Warrant may not exercise any such warrant to the extent that such exercise would result in the number of shares of common stock beneficially owned by such Investor and its affiliates exceeding 4.99% or 9.99% (at the election of the Investor) of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the Investor's election not to exceed 9.99% (the “Beneficial Ownership Limitation”). In the event of certain fundamental transactions, the Investor of a New Series D-1 Warrant will have the right to receive the Black Scholes value of such New Series D-1 Warrant calculated pursuant to a formula set forth therein, payable in cash if the fundamental transaction is within the Company’s control or, if the fundamental transaction is not within the Company’s control, in the same type or form of consideration being offered and paid to the holders of common stock. In the event of a fundamental transaction, the holder of a New Series D-2 Warrant will have the right to receive the same type or form of consideration being offered and paid to the holders of common stock but shall not have a Black Scholes redemption right.

The Company filed a registration statement providing for the resale of the New Series D Warrant Shares issuable upon the exercise of the New Series D Warrants and has agreed to keep the resale registration statement effective at all times until no holder of the New Series D Warrants owns any New Series D Warrants or New Series D Warrant Shares. Maxim Group LLC (“Maxim”) served as warrant solicitation agent in connection with the solicitation of the exercise of the Existing Series D Warrants, and the Company paid Maxim a cash fee equal to 7.0% of the total proceeds received by the Company from the exercise of the Existing Series D Warrants and to reimburse Maxim for its reasonable expenses in an amount not to exceed $15,000.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Form 10-Q to “we," “us," "its," “our” or the “Company” are to Autonomix Medical, Inc. (“Autonomix”), as appropriate to the context.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See the section titled “Risk Factors” as found in our Annual Report on Form 10-K filed with the SEC on May 27, 2026, which is available on the SEC’s EDGAR website at www.sec.gov, and any updates or amendments to those risk factors subsequently filed with the SEC, for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under “Risk Factors” as discussed in our Annual Report on Form 10-K filed with the SEC on May 27, 2026, and in other filings made by us from time to time with the SEC.

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

Recent Developments

On July 9, 2026, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that we had regained compliance with the Bid Price Rule as a result of the closing bid price of our common stock being at or above $1.00 per share for the 10 consecutive business days from June 24, 2026 through July 8, 2026. Accordingly, the letter indicated we were in compliance with the Bid Price Rule and the matter was closed.

On July 13, 2026, we entered into a warrant inducement offer letter (the “July 2026 Inducement Letter”) with the holder (the “Investor") of certain existing Series C warrants issued on November 19, 2025, to purchase up to 428,731 shares of our common stock (the “Common Warrants”). Pursuant to the July 2026 Inducement Letter, we reduced the exercise price of the Common Warrants to $6.00 per warrant share, and the Investor exercised Common Warrants to purchase 428,731 shares of our common stock. In consideration of the foregoing, we issued the Investor (i) a new Series D-1 unregistered common stock purchase warrant to purchase up to 428,731 shares of our common stock (the “New Series D-1 Warrant”) and (ii) a new Series D-2 unregistered common stock purchase warrant to purchase up to 428,731 shares of our common stock (the “New Series D-2 Warrant” and, together with the New Series D-1 Warrant, the “New Series D Warrants,” and the shares of our common stock underlying the New Series D Warrants, the “New Series D Warrant Shares”), in each case pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), with an exercise term of 5.5 years from issuance. We received aggregate gross proceeds of approximately $2.6 million from the exercise of the Common Warrants, before deducting financial advisory fees and estimated offering expenses. The New Series D Warrants are immediately exercisable and have an exercise price of $5.75 per share. The Investor of a New Series D Warrant may not exercise any such warrant to the extent that such exercise would result in the number of shares of common stock beneficially owned by such Investor and its affiliates exceeding 4.99% or 9.99% (at the election of the Investor) of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the Investor's election not to exceed 9.99% (the “Beneficial Ownership Limitation”). In the event of certain fundamental transactions, the holder of a New Series D-1 Warrant will have the right to receive the Black Scholes value of such New Series D-1 Warrant calculated pursuant to a formula set forth therein, payable in cash if the fundamental transaction is within our control or, if the fundamental transaction is not within our control, in the same type or form of consideration being offered and paid to the holders of common stock. In the event of a fundamental transaction, the holder of a New Series D-2 Warrant will have the right to receive the same type or form of consideration being offered and paid to the holders of common stock but shall not have a Black Scholes redemption right. Maxim Group LLC (“Maxim”) served as warrant solicitation agent in connection with the solicitation of the exercise of the Common Warrants, and the Company paid Maxim a cash fee equal to 7.0% of the total proceeds received by us from the exercise of the Common Warrants and to reimburse Maxim for its reasonable expenses in an amount not to exceed $15,000.

Results of Operations for the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Below is a summary of the results of operations (in thousands):

	Three Months Ended June 30,
			Change	Change
	2026	2025	( $ )	( % )
Operating expenses:
Research and development	$1,515	$1,593	$(78)	(5)%
General and administrative	1,255	1,828	(573)	(31)%
Total operating expenses	$2,770	$3,421	$(651)	(19)%

Research and Development Expense

Research and development expense was $1.5 million for the three months ended June 30, 2026 compared to $1.6 million for the same period in 2025.

General and Administrative Expense

General and administrative expense was $1.3 million for the three months ended June 30, 2026 compared to $1.8 million for the same period in 2025. This $0.6 million decrease was driven primarily by a decrease in stock-based compensation - option expense of $0.3 million, due to the stock option cancellation agreements, a decrease in legal and professional fees of $0.1 million and a decrease in employee compensation and benefits of $0.1 million.

Interest income

For the three months ended June 30, 2026 and 2025, we had interest income of less than $0.1 million.

Liquidity and Capital Resources

On June 30, 2026, we had cash of $3.5 million and working capital of $3.1 million. We have historically funded our operations from proceeds from debt and equity sales. We estimate our current cash resources are sufficient to fund our operations into but not beyond the first calendar quarter of 2027.

We will need to raise additional capital to meet our obligations and execute our business plan. We estimate that we will require additional financing of approximately $25 to $30 million to fund our operations to commercialization of our first indication. The timing and costs of clinical trials are difficult to predict and trial plans may change in response to evolving circumstances and as such the foregoing estimates may prove to be inaccurate. If we are unable to raise sufficient funds, we will be required to develop and implement an alternative plan to further extend payables, reduce overhead or scale back our business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. We recognize the need to raise additional capital to continue to execute our business plan, including obtaining regulatory clearance for our products currently under development and commercializing and generating revenues from products under development. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. A failure to raise sufficient capital, generate sufficient product revenues, control expenditures and regulatory matters, among other factors, will adversely impact our ability to meet our financial obligations as they become due and payable and to achieve our intended business objectives. If we are unable to raise sufficient additional funds, we will have to scale back our operations.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $3.5 million during the three months ended June 30, 2026, consisting of a net loss of $2.7 million and a decrease in operating assets and liabilities of $0.8 million.

Net cash used in operating activities was $2.6 million during the three months ended June 30, 2025, consisting of a net loss of $3.3 million and a decrease in operating assets and liabilities of $0.3 million. Non-cash items consisted of stock-based compensation of $0.4 million.

Cash used in investing activities

Net cash used in investing activities was $0 for the three months ended June 30, 2026 and 2025.

Cash provided by financing activities

None for the three months ended June 30, 2026.

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

Contractual Obligations and Commitments

None other than described below.

Employment Arrangements

We have agreements with key employees to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain employees and officers in the event of termination. In total, these benefits would amount to a range of $1.9 million to $2.5 million using the rate of compensation in effect at June 30, 2026.

Off-balance Sheet Arrangements

As of June 30, 2026 and March 31, 2026, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Significant Judgments and Estimates

The financial statements in this quarterly report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, including the following: work performed but not yet billed by contract manufacturers, engineers and research organizations and the valuation of equity-related instruments. Management relies on historical experience and other assumptions believed to be reasonable in making its judgments and estimates. Actual results could differ materially from those estimates.

Management believes its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change.

Our accounting policies are more fully described under the heading “Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies” in Note 1 of our Annual Report on Form 10-K filed with the SEC on May 27, 2026.

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

Under the supervision, and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness, as of June 30, 2026, of our disclosure controls and procedures. Based upon such evaluation and due to both the limited staffing of the Company at its early stage of development and the existence of the material weaknesses in our internal control over financial reporting described below, our CEO and CFO have concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. As previously disclosed in our Form 10-K filed with the SEC on May 27, 2026, our management concluded that our internal control over financial reporting was, and continues to be, ineffective as of June 30, 2026 due to material weaknesses in our internal controls arising from a lack of segregation of duties; general technology controls; and financial statement reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Due to our size and the limited number of qualified personnel available, the segregation of certain duties, the proper review of complex accounting transactions and the availability of specific accounting expertise on critical and infrequent or unusual accounting matters may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of daily transactions, the custody of assets and the recording, review and disclosure of complex and unusual accounting transactions should be performed by separate individuals, and where possible, with input from outside accounting subject matter experts. Management evaluated the impact of our failure to maintain effective segregation of duties on our assessment of our internal control over financial reporting and has concluded that the control deficiency represents a material weakness. As previously disclosed, in our Form 10-K for the fiscal year ended March 31, 2026, we hired new executive officers and management with significant financial and accounting experience in both private and public companies. We have added the use of additional consulting firms to assist with significant and complex accounting transactions and to assist with our segregation of duties and create a more structured financial statement reporting environment. Experienced personnel will be hired in the accounting and finance department and appropriate consultants will be upgraded as soon as it becomes economically feasible and sustainable. In addition, management has added additional mitigating controls with regards to cash disbursements; changes were made in our authorization processes to improve segregation of duties; and we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” as found in our Annual Report on Form 10-K filed with the SEC on May 27, 2026.

The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes to our risk factors from those set forth in our Form 10-K filed with the SEC on May 27, 2026.

Nasdaq’s recently adopted minimum Market Value of Listed Securities requirement of $5 million could result in the suspension and delisting of our common stock from Nasdaq.

On July 22, 2026, the SEC approved a new Nasdaq rule requiring companies listed on Nasdaq to maintain a minimum Market Value of Listed Securities (“MVLS”) of at least $5.0 million. Under the new rule, if a company’s MVLS remains below $5 million for 30 consecutive business days, Nasdaq will issue a Staff Delisting Determination, and trading in the company’s securities will be immediately suspended without any cure or compliance period. Furthermore, a request for a hearing before a Nasdaq Hearings Panel will not stay the suspension. On July 29, 2026, the MVLS rule was automatically stayed pending review by the SEC. It is not certain whether or when the MVLS rule will retake effect.

A delisting under this rule would have adverse consequences on our common stock, including reduced liquidity, limited market quotations, diminished analyst coverage, and impaired ability to raise capital. In addition, a delisting from Nasdaq could cause our common stock to be classified as a “penny stock,” which would subject broker-dealers trading in our common stock to additional sales practice requirements and further reduce the liquidity and market price of our common stock. We can provide no assurance that we will be able to maintain compliance with this new MVLS requirement or that any actions we may take to increase our MVLS, such as additional capital raising, will be successful or will not have other adverse effects on our stockholders.

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

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc. (incorporated by reference from exhibit 2.1 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)
3.2	Amended and Restated Bylaws of Autonomix Medical, Inc. dated August 12, 2025 (incorporated by reference from exhibit 3.4 of the Form 10-Q, filed August 13, 2025)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc., filed with the Secretary of State of the State of Delaware (incorporated by reference from exhibit 3.1 of the Form 8-K filed October 28, 2024)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc., filed with the Secretary of State of the State of Delaware (incorporated by reference from exhibit 3.1 of the Form 8-K filed June 24, 2026)
4.1	Form of Series D-1 Warrant (incorporated by reference from exhibit 4.1 of the Form 8-K filed July 15, 2026)
4.2	Form of Series D-2 Warrant (incorporated by reference from exhibit 4.2 of the Form 8-K filed July 15, 2026)
10.1	Form of Inducement Letter dated July 13, 2026 (incorporated by reference from exhibit 10.1 of the Form 8-K filed July 15, 2026)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

AUTONOMIX MEDICAL, INC.

SIGNATURE	TITLE	DATE

/s/ Brad Hauser	Chief Executive Officer and President	August 12, 2026
Brad Hauser	(principal executive officer)

/s/ Trent Smith	Chief Financial Officer and Executive Vice-President	August 12, 2026
Trent Smith	(principal financial and accounting officer)