Form 10-Q
period 2026-09-30
Autonomix Medical, Inc.
filed 2026-11-10
CIK 1617867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the Company's outstanding common stock as of November 6, 2026 was 2,045,193.

Autonomix Medical, Inc.

PART I - FINANCIAL INFORMATION

Item 1.             Condensed Financial Statements

Autonomix Medical, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except par value and share data)	As of
		March 31,
	September 30,	2026
	2026	(as revised)

Assets
Current assets:
Cash and cash equivalents	$7,692	$7,004
Other current assets	484	577
Total current assets	8,176	7,581
Noncurrent assets:
Property and equipment, net	19	19
Total noncurrent assets	19	19

Total Assets	$8,195	$7,600

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$630	$700
Accrued expenses	624	1,005
Total current liabilities	1,254	1,705

Total Liabilities	$1,254	$1,705

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and March 31, 2026	$-	$-
Common stock, $0.001 par value, 500,000,000 shares authorized, 1,959,938 and 542,312 shares issued and outstanding as of September 30, 2026 and March 31, 2026	2	1
Additional paid-in capital	79,887	72,988
Accumulated deficit	(72,948)	(67,094)
Total Stockholders' Equity	6,941	5,895

Total Liabilities and Stockholders' Equity	$8,195	$7,600

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025

Operating expenses:
Research and development	$1,584	$2,367	$3,098	$3,960
General and administrative	1,593	5,167	2,849	6,995
Total operating expenses	3,177	7,534	5,947	10,955

Loss from operations	(3,177)	(7,534)	(5,947)	(10,955)

Other income:
Interest income	51	83	93	167
Total other income	51	83	93	167

Loss before income taxes	(3,126)	(7,451)	(5,854)	(10,788)

Income taxes	-	-	-	-

Net loss	$(3,126)	$(7,451)	$(5,854)	$(10,788)

Loss per share - basic and diluted (2025 is "as revised")	$(2.51)	$(29.02)	$(6.52)	$(53.35)

Weighted average shares outstanding - basic and diluted (2025 is "as revised")	1,247,363	256,721	897,447	202,189

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Stockholders' Equity

(Unaudited)

			Additional
	Common Stock		Paid-in		Total
	Shares	Amount	Capital	Accumulated	Stockholders'
(in thousands)	(as revised)	(as revised)	(as revised)	Deficit	Equity

Balance March 31, 2025	118	$-	$58,478	$(50,379)	$8,099

Net loss	-	-	-	(3,337)	(3,337)
Stock-based compensation	-	-	388	-	388
Issuance of common stock, net of offering costs	62	-	1,882	-	1,882
Issuance of common stock - warrants exercised	11	-	-	-	-

Balance June 30, 2025	191	-	60,748	(53,716)	7,032

Net loss	-	-	-	(7,451)	(7,451)
Stock-based compensation	-	-	138	-	138
Stock option cancellations, unamortized stock-based compensation	-	-	3,732	-	3,732
Issuance of common stock - warrants exercised, net of costs	73	-	2,254	-	2,254
Issuance of common stock, net of costs	18	-	473	-	473
Issuance of common stock for equity line of credit commitment fee	12	-	267	-	267

Balance September 30, 2025	294	-	67,612	(61,167)	6,445

Balance March 31, 2026	542	1	72,988	(67,094)	5,895

Net loss	-	-	-	(2,728)	(2,728)
Stock-based compensation	-	-	2	-	2
Fractional share buyback in connection with reverse stock split	-	-	(7)	-	(7)

Balance June 30, 2026	542	1	72,983	(69,822)	3,162

Net loss	-	-	-	(3,126)	(3,126)
Stock-based compensation	-	-	53	-	53
Issuance of common stock - warrants exercised, net of costs	1,287	1	6,868	-	6,869
Issuance of restricted stock awards	135	-	-	-	-
Settlement of restricted stock awards for statutory tax withholding	(4)	-	(17)	-	(17)

Balance September 30, 2026	1,960	$2	$79,887	$(72,948)	$6,941

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
(in thousands)	2026	2025

Cash Flows from Operating Activities:
Net loss	$(5,854)	$(10,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	55	526
Stock option cancellations, unamortized stock-based compensation	-	3,732
Issuance of common stock for equity line of credit commitment fee	-	267
Depreciation expense	7	5
Changes in operating assets - decrease:
Other current assets	168	57
Changes in operating liabilities - (decrease)/increase:
Accounts payable	(153)	166
Accrued expenses	(380)	(386)
Net cash used in operating activities	(6,157)	(6,421)

Cash Flows from Investing Activities:
Purchase of property and equipment	(7)	-
Net cash used in investing activities	(7)	-

Cash Flows from Financing Activities:
Gross proceeds from issuance of common stock	-	2,622
Direct financing costs for issuance of common stock	-	(115)
Gross proceeds from exercise of warrants	7,503	2,546
Direct transaction costs for warrant exercises	(602)	(291)
Fractional share buyback in connection with reverse stock split	(7)	-
Settlement of restricted stock awards for statutory tax withholding	(17)	-
Payment of issuance costs for registration statement	(25)	-
Net cash provided by financing activities	6,852	4,762

Net increase (decrease) in cash and cash equivalents	688	(1,659)

Cash and cash equivalents, at beginning of period	7,004	9,136

Cash and cash equivalents, at end of period	$7,692	$7,477

Supplemental cash flow disclosures:
Non-cash financing activities:
Direct financing costs included in accounts payable	$33	$-
Issuance costs included in accounts payable	$49	$-
Cashless exercise of warrants	$-	$1
Recognition of deferred offering costs associated with issuance of common stock	$-	$(176)

See accompanying notes to the unaudited condensed financial statements.

Autonomix Medical, Inc.

Notes to the Unaudited Condensed Financial Statements

Note 1 – Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

Autonomix Medical, Inc. (“we,” “us,” “our,” or the “Company”) is a Delaware corporation organized on June 10, 2014. The Company is a development-stage medical device company focused on advancing catheter-based technologies for acquiring low-amplitude biological electrical signals from within blood vessels and developing potential applications for sensing and treating disorders of the nervous system. The Company’s sensing technology incorporates a proprietary microchip-enabled architecture that places signal amplification and digitization at or near the point of detection. This architecture is intended to reduce signal degradation and support the acquisition of low-amplitude electrical activity. The Company is evaluating the source and clinical significance of recorded signals and the potential for its technology to support future neural-interpretation, procedural-guidance and treatment-verification applications.

The Company’s development programs include sensing technology and therapeutic radiofrequency (“RF”) ablation. Its broader platform concept contemplates a “sense, treat, verify” approach intended to improve the precision and consistency of nerve-targeted therapies. These capabilities remain subject to further development and validation. Although bench tests and animal studies have produced promising findings, recorded signal characteristics and responses following intervention have varied across studies, anatomical locations and time points. Physiological changes, catheter position, electrode contact and acquisition conditions may affect recorded activity and complicate attribution of observed changes to neural activity or treatment effect. A reduction in recorded electrical activity alone does not establish the completeness or durability of denervation.

The Company is continuing to refine its sensing technology and processing methods and to evaluate performance under intended conditions of use. We are also engaging with the U.S. Food and Drug Administration (“FDA”) regarding our proposed development and regulatory approach. FDA pre-submission feedback does not constitute clearance or approval or assurance that the FDA will accept our proposed pathway or supporting evidence. Any initial sensing clearance would be limited to the authorized indications for use and would not, by itself, authorize therapeutic ablation or future neural-interpretation, procedural-guidance or treatment-verification claims.

The Company’s therapeutic development efforts have focused initially on pain associated with pancreatic cancer. In connection with these efforts, we have conducted an early clinical proof-of-concept study evaluating the safety and feasibility of transvascular nerve ablation using commercially available RF ablation technologies. These clinical activities are distinct from validation of our proprietary sensing technology. We are also evaluating potential future applications in other visceral pain conditions, hypertension, cardiovascular disease and other nerve-related disorders. These applications would require additional development, validation and applicable regulatory authorizations.

The Company’s technologies remain investigational. Continued development and commercialization depend on successful testing and validation, manufacturing readiness, sufficient financing and receipt of necessary regulatory authorizations. There can be no assurance that we will establish the evidence required for our proposed indications or achieve regulatory authorization or commercialization within anticipated time frames, if at all.

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

Pursuant to such authority granted by the Company’s stockholders, the Company’s board of directors approved a one-for-twenty-one (1:21) reverse stock split (the "Reverse Stock Split”) of the Company’s common stock and the filing of the Amendment to effectuate the Reverse Stock Split. The Amendment was filed with the Secretary of State of the State of Delaware and the Reverse Stock Split became effective in accordance with the terms of the Amendment at 12:01 a.m. Eastern Time on June 24, 2026 (the "Effective Time”), and the Company’s common stock opened for trading on The Nasdaq Capital Market on June 24, 2026 on a post-split basis, under the existing ticker symbol "AMIX” but with a new CUSIP number 05330T304. The Amendment provides that, at the Effective Time, every twenty-one shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in par value per share, which continues to remain at $0.001.

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

No fractional shares were issued as a result of the Reverse Stock Split, and instead, stockholders who would have been entitled to receive fractional shares received cash in lieu thereof. The Company paid cash (without interest) equal to such fraction multiplied by the average of the closing sales prices of the common stock during the regular trading hours for the five consecutive trading days immediately preceding the Reverse Stock Split. The total amount paid in July 2026 for cash in lieu thereof was approximately $7 thousand.

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

For the three months ended  September 30, 2026 and 2025 and the six months ended  September 30, 2026 and 2025, the Company had net losses of $3.1 million and $7.5 million, respectively, and $5.9 million and $10.8 million, respectively. For the six months ended September 30, 2026 and 2025, the Company had net cash flows used in operating activities of $6.2 million and $6.4 million, respectively. The Company had no revenues for the three and six months ended September 30, 2026 and 2025. The Company had an accumulated deficit of $72.9 million, working capital of $6.9 million and cash of $7.7 million as of  September 30, 2026. The Company does not expect to generate positive cash flows from operating activities in the near future.

The Company estimates its current cash resources, including the proceeds from the updated ATM in Note 6, are sufficient to fund its operations into but not beyond the second calendar quarter of 2027. The Company recognizes it will need to raise additional capital to continue to execute its business plan, including obtaining regulatory clearance for its products currently under development and commercializing and generating revenues from products under development. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. A failure to raise sufficient capital, generate sufficient product revenues, control expenditures and regulatory matters, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives. If the Company is unable to raise sufficient additional funds, it will have to scale back its operations.

These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying condensed financial statements have been prepared on a going concern basis and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The accompanying condensed interim financial statements are unaudited. These unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The Company’s fiscal year end is March 31st. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended  March 31, 2026 as found in the Company's Annual Report on Form 10-K filed with the SEC on May 27, 2026. In the opinion of management, the unaudited condensed interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position, results of operations and cash flows for the quarterly and year-to-date periods, as applicable. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The  March 31, 2026 condensed balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250 thousand. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Other Current Assets

Other current assets consisted of the following (in thousands):

	As of September 30,	As of March 31,
	2026	2026

Prepaid insurance	$143	$396
Other current assets and prepaid expenses	341	181

Total other current assets	$484	$577

Offering and Financing Costs

Offering costs consist of professional costs incurred through the balance sheet date that are direct and incremental related to the Company’s equity financing activities. The Company includes offering costs in additional paid-in capital, to the extent there are sufficient cash proceeds, upon completion of the sale of equity. Costs associated with salaries and other period costs are expensed as incurred.

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

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of September 30,	As of March 31,
	2026	2026

Accrued compensation	$334	$593
Accrued clinical research costs	137	275
Accrued product development costs	24	30
Accrued professional fees	65	38
Other miscellaneous accrued expenses	64	69

Total accrued expenses	$624	$1,005

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

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

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

The Company did not have any assets or liabilities measured at fair value as of  September 30, 2026 and  March 31, 2026.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of reported assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of  September 30, 2026 and  March 31, 2026, the Company determined a full valuation allowance was required to offset its deferred tax assets as a result of recurring operating losses.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740-10 which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on its tax return. The Company evaluates and records any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon examination and ultimate settlement with the tax authorities in the tax jurisdictions in which it operates. As of  September 30, 2026 and  March 31, 2026, the Company had no uncertain tax positions.

The Company does not expect to pay any significant federal, state, or foreign income taxes in its fiscal year 2027 (ending March 31, 2027) as a result of the losses recorded during the six months ended September 30, 2026 and the additional losses expected for the remainder of its fiscal year 2027 and cumulative net operating loss carryforwards. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

The Company recorded no income tax provision for the three and six months ended September 30, 2026 and 2025. The effective tax rate for the three and six months ended September 30, 2026 and 2025 was zero. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

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

Restricted Stock Awards

The Company may grant restricted shares of common stock ("Restricted Stock Awards" or "RSAs") to employees, non-employee directors and consultants pursuant to its equity incentive plans. RSAs generally represent shares of the Company's common stock that are issued subject to specified service-based or performance-based vesting requirements and are subject to forfeiture if the applicable vesting conditions are not satisfied.

The fair value of equity-classified RSAs is generally determined based on the closing market price of the Company's common stock on the grant date, adjusted when necessary for applicable award-specific terms. Compensation expense associated with service-based RSAs is generally recognized on a straight-line basis over the requisite service period for awards with graded vesting provisions for which that recognition method is permitted and elected. For awards with cliff vesting provisions, compensation expense is generally recognized ratably over the requisite service period.

RSAs are subject to forfeiture until the applicable vesting conditions have been satisfied. The Company recognizes the effects of forfeitures in the period in which they occur and reverses previously recognized compensation expense related to forfeited awards, as applicable.

The Company evaluates the terms of its RSAs to determine their appropriate classification as equity or liabilities and accounts for any modifications in accordance with ASC Topic 718.

The Company evaluates the impact of RSAs on basic and diluted earnings per share in accordance with ASC Topic 260, Earnings Per Share, including the treatment of unvested shares that are subject to forfeiture and any applicable nonforfeitable dividend or dividend-equivalent rights.

Additional information regarding RSA activity, stock-based compensation expense and unrecognized compensation cost is included in Note 3 — Equity.

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

Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, which includes shares issuable for little to no consideration upon the exercise of certain equity-classified warrants and shares held in abeyance as a result of the beneficial ownership limitation included in the warrants, for which the exercise price has been paid in full. The 131,433 nonvested restricted shares are legally outstanding but are excluded from the weighted-average number of common shares used in basic loss per share until the shares vest because the shares remain subject to forfeiture. The 3,567 shares settled for statutory tax withholding at grant are not outstanding and are not included in the basic or diluted EPS denominator. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Generally, the Company's warrants issued to holders in connection with capital transactions are participating securities as the holders receive the right to participate pro rata in distributions, but they are not obligated to fund losses. In periods of loss, since no income is allocated to these securities, the Company's use of the "treasury stock method" derives the same result. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted calculation for the entire period being presented.

For the six months ended September 30, 2026 and 2025, dilutive securities that were not included in the calculations of the loss per common share because they would be anti-dilutive included the following:

	September 30,
		2025
	2026	(as revised)

Equity based warrants to purchase common shares	161	209
Bridge financing warrants	1,194	1,194
Stock options granted under Company's incentive plan	597	645
Restricted stock awards	131,433	-
Series A warrants	2,643	2,643
Series B warrants	70,366	70,366
Series E-1 warrants	535,913	-
Series E-2 warrants	535,913	-
Representative warrants	8,606	8,606

Total potentially dilutive securities	1,286,826	83,663

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising

It is the Company's policy to expense advertising costs as incurred. Advertising expenses would be included within general and administrative expenses within the statement of operations. For the three and six months ended September 30, 2026 and 2025, the Company recorded no advertising expenses.

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

As such, the CODM primarily evaluates performance of the Company using various financial metrics, including net loss from operations, also shown on the Statements of Operations, forecasted cash expenditures and existing and forecasted cash balances. These financial metrics are used by the CODM to make key operating decisions, such as the assessment of segment performance and allocation of resources. All of the Company's assets are located in the United States. The significant expense categories within net loss from operations that the CODM regularly reviews are expenses related to research and development and general and administrative. The significant expense categories and subcategories are reported on the Statements of Operations. Other expenses included in the Company’s net loss include other income (expense), interest income, net, and any additional non-operating expenses that are reported in the Statements of Operations.

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

Reverse Stock Split

A summary of the impact of the Company’s Reverse Stock Split reflecting the prior period impact to the Company’s Statement of Operations and earnings per share is shown below:

	Three Months Ended September 30, 2025
	Originally Filed	Adjusted for 1-for-21 Reverse Stock Split

Net Loss (in thousands)	$(7,451)	$(7,451)
Loss per share - basic and diluted	$(1.38)	$(29.02)
Weighted average shares outstanding - basic and diluted	5,411,709	256,721

	Six Months Ended September 30, 2025
	Originally Filed	Adjusted for 1-for-21 Reverse Stock Split

Net Loss (in thousands)	$(10,788)	$(10,788)
Loss per share - basic and diluted	$(2.53)	$(53.35)
Weighted average shares outstanding - basic and diluted	4,266,388	202,189

Note 2 – Convertible Notes Payable Warrants

On September 9, 2023, the Company's Board authorized an offering of up to $2.0 million in unsecured, non-interest-bearing convertible promissory notes (the “Notes”) and accompanying warrants (the “Bridge Financing Warrants”) (collectively, the “Bridge Offering”). Each dollar in principal amount of Notes purchased was accompanied by a five-year Bridge Financing Warrant to purchase approximately 0.0006 shares of common stock with an exercise price of $420.00 per share. The Company recorded the Bridge Financing Warrants as a discount to the Notes.

The Bridge Financing Warrants can be exercised from the date of Notes issuance through the five-year anniversary of the issuance of the Notes. The Note holders were not permitted to convert their Notes when the holders or any of their affiliates would beneficially own in excess of 4.99% of the Company’s common stock after such conversion.

Warrants - Convertible Promissory Notes

The following table presents a summary of activity for the Bridge Financing Warrants issued in connection with the Notes:

		Weighted-Average
		Exercise Price
	Warrants	Per Share
	(as revised)	(as revised)

Outstanding and exercisable, March 31, 2026	1,194	$420.00

Outstanding and exercisable, September 30, 2026	1,194	$420.00

Note 3 – Equity

On November 29, 2023, and as amended, the Company’s Board and applicable shareholders approved an amendment to the Company’s certificate of incorporation that increased the authorized shares to 500,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.001 per share. The specific rights of the preferred stock shall be determined by the Board.

Preferred Stock

As of  September 30, 2026, the Company had no shares of preferred stock outstanding.

Restricted Stock

On September 3, 2026, the Company granted 135,000 shares of restricted common stock to employees and executive directors under the 2023 Stock Plan. The awards vest in full on the first anniversary of the grant date, subject to continued service, with accelerated vesting on a termination without cause and pro rata vesting on death or disability. The grant-date fair value of a restricted stock award is the closing price of the Company’s common stock on the grant date. Because these awards are issued and outstanding shares, no option-pricing model is used, and no assumptions as to expected volatility, expected term, risk-free interest rate, or expected dividends are applied. The related compensation cost is recognized on a straight-line basis over the one-year requisite service period.

A summary of unvested restricted stock activity for the three and six months ended September 30, 2026 is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Issued and outstanding at March 31, 2026 and June 30, 2026	-	$-

Granted	135,000	4.68
Settled for statutory tax withholding	(3,567)	4.68

Issued and outstanding at September 30, 2026	131,433	$4.68

The Company recognized $52 thousand of stock-based compensation expense related to these awards for the three and six months ended September 30, 2026 of which $39 thousand was recorded to general and administrative expense and $13 thousand was recorded to research and development expense. As of  September 30, 2026, total unrecognized compensation cost related to nonvested restricted stock awards was $579 thousand, expected to be recognized over a weighted-average period of 11 months. The amount recognized and expected to be recognized includes the remaining grant date fair value attributable to the 3,567 shares settled for statutory tax withholding.

Common Stock

On February 28, 2025, the Company entered into an At The Market Issuances Sales Agreement (the "ATM Agreement") with Ladenburg Thalmann & Co. Inc. (the "Agent"). Pursuant to the terms of the ATM Agreement, the Company was initially able to sell from time to time through the Agent, as sales agent or principal, shares of its common stock with an initial aggregate sales price of up to $2.1 million. On August 25, 2025, the Company increased the aggregate sales price of shares of its common stock that may be sold pursuant to the ATM Agreement by $1.4 million for a revised aggregate sales price of shares that may be sold under the ATM Agreement of $3.5 million. For the six months ended September 30, 2026, no activity occurred on the Company's ATM Agreement. For the six months ended September 30, 2025, the Company sold 80,116 shares for net proceeds of approximately $2.5 million and paid offering costs of approximately $0.1 million.

On September 11, 2026, the Company increased the aggregate sales price of shares of its common stock that may be sold pursuant to the updated ATM Agreement to $10.525 million.

On August 25, 2025, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which, subject to specified terms and conditions, the Company may sell up to $15.0 million in shares of the Company’s common stock. The Company's net proceeds under the Purchase Agreement will depend on i) the frequency of sales; ii) the number of shares sold; and iii) the prices at which the Company sells shares to Lincoln Park. The Company also issued 12,472 shares of Company common stock (the “Commitment Shares”) to Lincoln Park in consideration for its commitment to purchase shares of Company common stock under the Purchase Agreement from time to time at the Company’s direction.

As of  September 30, 2026, the Company has sold 476 shares of the Company's common stock under the Purchase Agreement. The Company paid transaction expenses of $0.3 million.

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

In October 2025, the Company adopted, and the Company's shareholders approved, the Plan, as amended and restated. Pursuant to this amendment and restatement, the Plan was increased by 90,476 shares. As of  September 30, 2026, there were 353 shares remaining available in the Plan. See Subsequent Events for more information.

The following table summarizes the stock option activity for the six months ended September 30, 2026:

		Weighted-Average
		Exercise Price
	Options	Per Share
	(as revised)	(as revised)

Outstanding, March 31, 2026	645	$100.12

Forfeited	(48)	840.00

Outstanding, September 30, 2026	597	$40.63

Exercisable, September 30, 2026	149	$40.63

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

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at  September 30, 2026 was less than $0.1 million. During each of the three and six months ended September 30, 2026, the Company recorded stock-based compensation - option expense of less than $0.1 million in research and development expense. During the three and six months ended September 30, 2025, the Company recorded stock-based compensation - option expense of $3.3 million and $3.6 million, respectively, in general and administrative expense and $0.6 million and $0.6 million, respectively, in research and development expense.

Equity-Based Stock Warrants

August 2026 Warrant Inducement Agreement

On August 24, 2026, the Company entered into a warrant inducement offer letter (the “Inducement Letter”) with the holder of Series D-1 warrants and Series D-2 warrants issued on July 15, 2026 (see definition below under July 2026 Warrant Inducement Agreement), to purchase up to 857,462 shares of Company common stock (the “Existing Warrants”).

Pursuant to the Inducement Letter, the holder agreed to exercise the Existing Warrants to purchase an aggregate of 857,462 shares of Company common stock at the original exercise price of $5.75 per warrant share. In consideration of the foregoing, the Company issued the holder (i) a Series E-1 unregistered common stock purchase warrant (the “Series E-1 Warrant”) to purchase up to 535,913 shares of Company common stock  and (ii) a Series E-2 unregistered common stock purchase warrant to purchase up to 535,913 shares of Company common stock (together with the Series E-1 Warrant, the “Series E Warrants”), in each case pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), with an exercise term of 5 years from issuance.

The resale of the shares of Company common stock issuable upon exercise of the Existing Warrants has been registered for resale pursuant to an effective registration statement on Form S-3 (File No. 333-298774). The Company received aggregate gross proceeds of approximately $4.9 million from the exercise of the Existing Warrants, before deducting financial advisory fees and estimated offering expenses of approximately $0.4 million.

The Series E Warrants are immediately exercisable and have an exercise price of $6.25 per share. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate proportional adjustment in the event of share dividends, share splits, reorganizations or similar events affecting the Company’s common stock and the exercise price. The holder of a Series E Warrant may not exercise any such warrant to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% or 9.99% (at the election of the holder) of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99%.  Upon a change in control, the holder of Series E Warrants may receive cash, other assets or shares of the successor entity, depending on the holder’s elections, specific nature of the change of control transaction and the settlement options afforded to the holders of common stock. In addition, the Series E-2 warrant may also, at the option of the holder, be settled upon a change of control at the Black-Scholes value, as defined in the agreement. All warrants issued or modified by the transaction meet the requirements for equity classification pursuant to ASC Sub-Topic 815-40.

At issuance the Series E Warrants had a fair value of $4.03 per share, which was determined using a Black-Scholes option pricing model, probability weighted for two settlement scenarios. Variables used in the Black-Scholes option pricing model included the following: (1) fair value of common stock on the measurement date; (2) discount rate of 4.41% based on the daily yield curve rates for U.S. Treasury obligations, (3) the contractual term of the warrants and (4) expected volatility of approximately 180.1% based on the historical volatility of comparable companies' stock. Due to the relative volume of Series E Warrants issued compared with the Company’s outstanding shares, the Company's stock price was adjusted for the effects of dilution.

The Company accounted for the Inducement Letter as a capital transaction for the cash proceeds received, net of issuance costs. As a result of the application of ASC Sub-topic 815-40, the Company considered the modification of the Existing Warrants and the issuance of the Series E Warrants to represent a cost of the capital transaction.

Maxim Group LLC (“Maxim”) acted as financial advisor in connection with the transaction, and the Company paid Maxim a cash fee equal to 7.0% of the total proceeds received by the Company from the exercise of the Existing Warrants and to reimburse Maxim for its reasonable expenses in an amount not to exceed $15,000.

July 2026 Warrant Inducement Agreement

On July 13, 2026, the Company entered into a warrant inducement offer letter (the “July 2026 Inducement Letter”) with the holder of certain existing Series C Warrants issued on November 19, 2025, to purchase up to 428,731 shares of Company common stock.

Pursuant to the July 2026 Inducement Letter, the Company reduced the exercise price of the Series C Warrants to $6.00 per warrant share, and the holder exercised Series C Warrants to purchase 428,731 shares of the Company's common stock. Prior to this reduction, the exercise price was $18.0747 per warrant share. In consideration of the foregoing, the Company issued the holder (i) a Series D-1 unregistered common stock purchase warrant (the “Series D-1 Warrant”) to purchase up to 428,731 shares of Company common stock and (ii) a Series D-2 unregistered common stock purchase warrant (the “Series D-2 Warrant”) to purchase up to 428,731 shares of Company common stock (together with the Series D-1 Warrant, the “Series D Warrants”, and the shares of Company common stock underlying the Series D Warrants, the “Series D Warrant Shares”), in each case pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act , with an exercise term of 5.5 years from issuance.

The Company received aggregate gross proceeds of approximately $2.6 million from the exercise of the Series C warrants, before deducting financial advisory fees and estimated offering expenses of approximately $0.2 million.

The Series D Warrants are immediately exercisable and have an exercise price of $5.75 per share. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate proportional adjustment in the event of share dividends, share splits, reorganizations or similar events affecting the Company’s common stock and the exercise price. The holder of a Series D Warrant may not exercise any such warrant to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% or 9.99% (at the election of the holder) of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99%. Upon a change in control, the holder of Series D Warrants may receive cash, other assets or shares of the successor entity, depending on the holder’s elections, specific nature of the change of control transaction and the settlement options afforded to the holders of common stock. All warrants issued or modified by the transaction meet the requirements for equity classification pursuant to ASC Sub-Topic 815-40.

In the event of certain fundamental transactions, the holder of a New Series D-1 Warrant will have the right to receive the Black Scholes value of such Series D-1 Warrant calculated pursuant to a formula set forth therein, payable in cash if the fundamental transaction is within the Company’s control or, if the fundamental transaction is not within the Company’s control, in the same type or form of consideration being offered and paid to the holders of common stock. In the event of a fundamental transaction, the holder of a Series D-2 Warrant will have the right to receive the same type or form of consideration being offered and paid to the holders of common stock but shall not have a Black Scholes redemption right.

At issuance the Series D Warrants had a fair value of $3.61 per share, which was determined using a Black-Scholes option pricing model, probability weighted for two settlement scenarios. Variables used in the Black-Scholes option pricing model included the following: (1) fair value of common stock on the measurement date; (2) discount rate of 4.40% based on the daily yield curve rates for U.S. Treasury obligations, (3) the contractual term of the warrants and (4) expected volatility of approximately 139.8% based on the historical volatility of comparable companies' stock. Due to the relative volume of Series D Warrants issued compared with the Company’s outstanding shares, the Company's stock price was adjusted for the effects of dilution.

The Company accounted for the July 2026 Inducement Letter as a capital transaction for the cash proceeds received, net of issuance costs. As a result of the application of ASC Sub-topic 815-40, the Company considered the modification of the Series C Warrants and the issuance of the Series D Warrants to represent a cost of the capital transaction.

The Company filed a registration statement providing for the resale of the Series D Warrant Shares issuable upon the exercise of the Series D Warrants and has agreed to keep the resale registration statement effective at all times until no holder of the Series D Warrants owns any Series D Warrants or Series D Warrant Shares. All of the Series D Warrants were exercised in August 2026 in connection with the Inducement Letter.

Maxim served as warrant solicitation agent in connection with the solicitation of the exercise of the Series C Warrants, and the Company paid Maxim a cash fee equal to 7.0% of the total proceeds received by the Company from the exercise of the Series C Warrants and reimbursed Maxim for its reasonable expenses in an amount not to exceed $15,000.

November 2025 Securities Purchase Agreement

On November 18, 2025, the Company entered into a Securities Purchase Agreement (the "Agreement") with an institutional investor, pursuant to which the investor purchased in a private placement: (i) pre-funded warrants to purchase 214,366 shares of the Company’s common stock (the “November 2025 Pre-Funded Warrants”); and (ii) Series C Warrants to purchase up to an aggregate of 428,731 shares of the Company's common stock (the “Common Warrants”) (the “November 2025 Offering”). The Common Warrants and November 2025 Pre-Funded Warrants are collectively referred to herein as the “Warrants”. The combined purchase price of one November 2025 Pre-Funded Warrant and accompanying Common Warrants was $23.304. The exercise price of November 2025 Pre-Funded Warrants was $0.021 per warrant share of the Company's common stock. The Common Warrants were exercisable into one share of the Company's common stock at a price per share of $18.0747 (as adjusted from time to time in accordance with the terms thereof) and expired five and one-half years from the initial exercise date. The gross proceeds to the Company from the November 2025 Offering were approximately $5.0 million, before deducting the Placement Agent’s commission and fees of $450 thousand and other offering expenses of $36 thousand and excluding the proceeds from the exercise of the Warrants. As of  September 30, 2026, all November 2025 Pre-Funded Warrants were exercised at an exercise price of $0.021 per warrant share for incremental proceeds of $4.5 thousand and the Series C Warrants had also been exercised in full.

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

The Company will periodically grant warrants to holders in connection with equity financing or to third-party service providers in exchange for services rendered. The following table summarizes the stock warrant activity for the six months ended September 30, 2026:

		Weighted-Average
		Exercise Price
	Warrants	Per Share

Outstanding, March 31, 2026 (as revised)	511,928	$23.95

Granted	1,929,288	6.03
Exercised	(1,286,193)	5.83
Forfeited	(48)	840.00

Outstanding and exercisable, September 30, 2026*	1,154,975	$9.67

*	Amount includes 1,534 common warrants; 8,606 Representative's Warrants, 2,643 Series A Warrants, 70,366 Series B Warrants, 535,913 Series E-1 Warrants and 535,913 Series E-2 Warrants.

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

Employment Agreements

The Company has agreements with key employees to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain employees and officers in the event of termination. In total, these benefits would amount to a range of $1.9 million to $2.5 million using the rate of compensation in effect at  September 30, 2026.

Fractional Shares

On November 1, 2024, the Company received notice from the Depository Trust and Clearing Corporation ("DTCC") on behalf of the brokerage firms that hold the shares of Company common stock held in “street name” that, in connection with the rounding of fractional shares in connection with the Company's October 2024 reverse stock split, the Company would need to issue 12,945 shares of common stock (the “Shares”) for the rounding of shares.

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

Note 6 – Subsequent Events

In October 2026, the Company sold 85,255 shares pursuant to the updated ATM for net proceeds of approximately $0.3 million.

On October 29, 2026, the Company held its Annual Meeting. In that Annual Meeting, among other items, the Company's stockholders approved i) an amendment to the Company's amended and restated certificate of incorporation (the "Amendment”) to effect the reverse stock split at a ratio in the range of 1-for-2 to 1-for-25, with such ratio to be determined in the discretion of the Company's board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by the Company's board of directors in its sole discretion prior to the one-year anniversary of the Annual Meeting; and ii) an amendment to the Company's Plan to increase the number of shares of common stock available for issuance under the Plan.

As approved in its Annual Meeting, the number of shares in the Company's Plan was increased to 750,353.

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

Overview

We are a development-stage medical device company developing a technology platform for nerve-targeted procedures. Our platform combines a catheter-based sensing antenna array and microchip, designed to acquire low-amplitude biological electrical signals that travel through blood vessel walls and amplify them near the point of detection, with signal-processing capabilities. Over time, this design is intended to support interpretation of the recorded signals and the guidance and verification of nerve-targeted treatment.

We describe our staged strategy as “sense, treat and verify.” Having obtained proof-of-concept toward our ability to successfully treat targeted nerves with a commercial RF ablation system through human clinical studies in pancreatic cancer pain, we have turned our attention toward regulatory approval of our standalone sensing system, for which we are targeting an initial U.S. 510(k) clearance with the U.S. Food and Drug Administration ("FDA"). In parallel, we are advancing our understanding of recorded signals and developing processing methods that we believe may provide physicians with additional physiological information before, during and after an intervention. We believe this approach positions our platform for future cardiovascular applications, including renal denervation, as well as pain management and other conditions involving the peripheral nervous system.

Development Priorities and Strategic Rationale

We have prioritized a standalone transvascular sensing system as our initial U.S. regulatory and commercialization opportunity. The proposed initial device is intended to serve as a general acquisition tool for biological electrical signals in the heart and peripheral vessels, providing information for clinician review as part of clinical decision-making. The decision to prioritize a standalone transvascular sensing system was based on several reasons, including, without limitation:

i)  An earlier path to market. The potential regulatory pathway for a standalone acquisition device may provide an earlier and less capital-intensive route to initial U.S. commercialization versus pursuing clearance of a combined sensing and ablation therapy ("Dual Therapy”) for pancreatic cancer pain first. This dual therapy required a de novo clearance supported by pivotal clinical trials, while pursuing our standalone sensing device allows us to target a 510(k) path, which is typically a faster and less capital extensive route to clearance;

ii). One foundation for many applications. The applications we are pursuing share a common core capability: reliably acquiring low-amplitude biological electrical signals. Establishing the sensing, manufacturing and quality-system foundation, and then extending it, is intended to reduce risk and cost across our pipeline and support further investment in additional clinical applications; and

iii)  A growing foundation of experimental data. Each study adds to our understanding of recorded signals, the conditions that influence them and the effects of changes to our technology. Concentrating resources on signal acquisition and processing is intended to improve measurement quality, inform technology optimization and help us determine which clinical applications to advance next.

Renal denervation and other cardiovascular applications are our primary near-term development focus, given the market opportunity and level of strategic activity described below. Pancreatic cancer pain remains our next priority indication. We have deferred our U.S. clinical milestones while prioritizing the standalone sensing system, and we believe our sensing and technology optimization work currently underway may strengthen that program as it advances.

Renal Denervation Opportunity and Strategic Activity

Hypertension is among the most prevalent chronic diseases worldwide and represents a substantial unmet medical need. The World Health Organization estimates that approximately 1.4 billion adults aged 30 to 79 had hypertension in 2024 and that approximately 23% had it under control. In the United States, the Centers for Disease Control and Prevention reports that approximately 119.9 million adults, or 48.1%, have high blood pressure, and that approximately 22.5% of those adults have it under control. These estimates use different population definitions and diagnostic criteria, but both show the substantial burden of inadequately controlled hypertension. (Sources: World Health Organization, Hypertension fact sheet; Centers for Disease Control and Prevention, High Blood Pressure Facts.)

Renal denervation has emerged as a treatment option for selected patients with uncontrolled hypertension. In November 2023, the FDA approved the Paradise ultrasound and Symplicity Spyral radiofrequency renal denervation systems. In October 2025, the Centers for Medicare & Medicaid Services established national coverage for renal denervation, under specified conditions, through coverage with evidence development. These developments are important steps in the clinical and reimbursement environment for renal denervation, although they do not currently establish coverage for our sensing system.

We see an opportunity to complement these therapies with information about electrical activity at the treatment site. Physicians currently have limited access to direct intraprocedural measurements of neural activity that could inform treatment delivery and assessment of treatment effect. Our platform is being developed for potential use alongside different ablation technologies, which we believe could support collaboration with multiple therapy developers and, over time, extend to other cardiovascular and nerve-targeted applications.

The prevalence of hypertension illustrates the underlying clinical need, rather than the addressable market, for our initial device. Our initial 510(k) strategy does not include renal denervation guidance or treatment-verification claims, which would require additional supporting evidence and regulatory authorization, that we consider to be important to successful commercialization of the technology.

Preclinical Progress and Technology Optimization

During 2026, we expanded our bench testing and animal studies to evaluate signal acquisition, repeatability, and changes in recorded electrical activity under different physiological conditions, including before and after ablation. Bench testing and several animal evaluations have produced repeatable measurements under the controlled conditions tested. In certain animal studies, we observed higher electrical activity before ablation and lower activity after treatment, consistent with the anticipated direction of response. We believe these findings support continued development of our sensing platform and investigation of its potential role in assessing treatment-related changes.

Each study is also improving our understanding of the technical and physiological factors that influence recorded signals. Those insights inform a technology optimization initiative designed to improve signal fidelity, measurement consistency and overall system performance. The program includes modifications to the sensing antenna design, a revised iteration of our application-specific integrated circuit (“ASIC”), and continued firmware and software development.

We expect to complete the planned optimization work over approximately the 12 months following the date of this report, subject to the receipt of additional financing. The initiative is directed toward the commercial configuration and future capabilities of our platform. Our initial clearance strategy remains focused on the current configuration and its proposed general signal-acquisition function.

Signal Processing and Interpretation

The nervous system is an unsolved system within the body that has lacked the tools to acquire and understand nerve signal meaning. Coupled with system complexity, transvascular recordings are low in amplitude and may contain overlapping contributions from neural activity, cardiac and respiratory activity, catheter position and the recording environment. Understanding these contributions is an important step between acquiring a signal and determining its biological and clinical significance.

Our signal-processing development is intended to improve the consistency of recorded measurements and support evaluation of signal features across studies. By comparing recordings with documented physiological conditions, interventions and device settings, we seek to identify reproducible patterns and better understand the factors that affect them.

We believe this work can help us evaluate antenna, electronics and processing modifications, prioritize subsequent experiments and develop the evidence needed for future signal-interpretation capabilities. Our growing body of recordings may also support investigation of relationships between electrical activity and responses to treatment. These efforts remain developmental and their potential clinical applications will depend on further validation.

FDA Pre-Submission Feedback and Commercialization Plan

In September 2026, we completed a pre-submission meeting with the FDA regarding the standalone sensing system. Based on the feedback received, we believe a Class II pathway through a premarket notification under Section 510(k) may be available, using a substantial-equivalence strategy involving a previously cleared device.

As announced in September 2026, we are targeting potential U.S. clearance of the current configuration approximately 15 months from that announcement and initial commercialization of the standalone sensing system in 2028. Our commercialization readiness plan incorporates technology optimization, verification and validation, manufacturing preparation and any FDA review required for the commercial configuration. Based on our current development plan, we do not expect the technology optimization initiative to change either target.

We continue to refine our regulatory strategy for subsequent configurations, and potential expanded indications, and we plan to discuss that strategy with the FDA through an additional pre-submission interaction. The nature and timing of any subsequent submissions will depend on the proposed modifications, intended uses, supporting evidence and FDA feedback.

Pancreatic Cancer Pain Program

`

Pancreatic cancer pain remains our next priority indication, reflecting the significant unmet need among these patients and the encouraging clinical experience generated to date. We completed our initial first-in-human proof-of-concept study evaluating a commercial transvascular radiofrequency ablation system for pancreatic cancer pain, which did not use our sensing array, in the second calendar quarter ending June 30, 2025. We believe future development of this application may benefit from the sensing foundation and technology improvements we are now prioritizing.

This prioritization changes the timing of the program’s next milestones. We no longer expect to initiate the previously contemplated U.S. clinical studies for pancreatic cancer pain in early 2027 and we have not established a revised start date for a U.S. pivotal study. Timing will depend on progress in our sensing technology development, regulatory discussions, clinical study planning and available resources. Under this revised sequence, we no longer anticipate FDA marketing authorization for the pancreatic cancer pain indication in 2028.

Development Considerations and Risks

Acquiring low-amplitude biological electrical signals within blood vessels, and determining their source and clinical significance, present substantial technical challenges. Although multiple bench tests and animal studies have produced promising findings, signal amplitude, spectral characteristics and responses following intervention have varied across studies, anatomical locations and time points. Physiological changes associated with an intervention, catheter position, electrode contact and acquisition conditions are all variables that may affect recorded activity and complicate attribution of changes to neural activity or treatment effect.

Further work is needed to establish performance across the intended conditions of use and to support future claims concerning neural interpretation, procedural guidance or treatment verification. A reduction in recorded electrical activity alone does not establish the completeness or durability of denervation. The degree to which our planned technology modifications and processing methods will improve performance remains subject to testing and validation.

FDA pre-submission feedback does not constitute clearance of our device or assurance that the FDA will accept our proposed pathway or determine substantial equivalence. Any clearance would be limited to the authorized indications for use and would not, by itself, authorize therapeutic ablation or future neural-interpretation, procedural-guidance or treatment-verification claims.

Our development and commercialization targets depend on successful testing and validation, manufacturing readiness, sufficient financing and receipt of the necessary regulatory authorizations. Additional technical findings or regulatory requirements could increase costs or delay planned milestones. Our technology remains investigational, and there can be no assurance that our programs will produce the evidence necessary for the proposed indications or that we will obtain clearance or approval or achieve commercialization within the anticipated time frames.

Recent Developments

In October 2026, we sold 85,255 shares pursuant to the updated ATM for net proceeds of approximately $0.3 million.

On October 29, 2026, we held our Annual Stockholder Meeting ("Annual Meeting"). In that Annual Meeting, among other items, our stockholders approved i) an amendment to our amended and restated certificate of incorporation (the “Amendment”) to effect the reverse stock split at a ratio in the range of 1-for-2 to 1-for-25, with such ratio to be determined in the discretion of our board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by our board of directors in its sole discretion prior to the one-year anniversary of the Annual Meeting; and ii) an amendment to our amended and restated 2023 Stock Plan (the “Plan”) to increase the number of shares of common stock available for issuance under the Plan.

Results of Operations for the Three and Six Months Ended September 30, 2026 Compared to the Three and Six Months Ended September 30, 2025

Below is a summary of the results of operations (in thousands):

	Three Months Ended September 30,
			Change	Change
	2026	2025	( $ )	( % )
Operating expenses:
Research and development	$1,584	$2,367	$(783)	(33)%
General and administrative	1,593	5,167	(3,574)	(69)%
Total operating expenses	$3,177	$7,534	$(4,357)	(58)%

	Six Months Ended September 30,
			Change	Change
	2026	2025	( $ )	( % )
Operating expenses:
Research and development	$3,098	$3,960	$(862)	(22)%
General and administrative	2,849	6,995	(4,146)	(59)%
Total operating expenses	$5,947	$10,955	$(5,008)	(46)%

Research and Development Expense

Research and development expense was $1.6 million for the three months ended September 30, 2026 compared to $2.4 million for the same period in 2025. This $0.8 million decrease was primarily due to a decrease in stock-based compensation - option expense of $0.6 million, due to the stock option cancellation agreements.

Research and development expense was $3.1 million for the six months ended September 30, 2026 compared to $4.0 million for the same period in 2025. This $0.9 million decrease was primarily due to a decrease in stock-based compensation - option expense of $0.6 million, due to the stock option cancellation agreements.

General and Administrative Expense

General and administrative expense was $1.6 million for the three months ended September 30, 2026 compared to $5.2 million for the same period in 2025. This $3.6 million decrease was driven primarily by a decrease in stock-based compensation - option expense of $3.3 million, due to the stock option cancellation agreements, a decrease in legal and professional fees of $0.4 million offset by an increase in employee compensation and benefits of $0.1 million.

General and administrative expense was $2.8 million for the six months ended September 30, 2026 compared to $7.0 million for the same period in 2025. This $4.1 million decrease was driven primarily by a decrease in stock-based compensation - option expense of $3.6 million, due to the stock option cancellation agreements and a decrease in legal and professional fees of $0.5 million.

Interest Income

For the three and six months ended September 30, 2026, we had interest income of less than $0.1 million.

For the three and six months ended September 30, 2025, we had interest income of less than $0.1 million and $0.2 million, respectively.

Liquidity and Capital Resources

On September 30, 2026, we had cash of $7.7 million and working capital of $6.9 million. We have historically funded our operations from proceeds from debt and equity sales. Including approximately $0.3 million of net proceeds received under the ATM program in October 2026, we estimate our current cash resources are sufficient to fund our operations into but not beyond the second calendar quarter of 2027.

We will need to raise additional capital to meet our obligations and execute our business plan. We estimate that we will require additional financing of approximately $22 million to $27 million to fund our operations to commercialization of our first indication. The timing and costs of clinical trials are difficult to predict and trial plans may change in response to evolving circumstances and as such the foregoing estimates may prove to be inaccurate. If we are unable to raise sufficient funds, we will be required to develop and implement an alternative plan to further extend payables, reduce overhead or scale back our business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. We recognize the need to raise additional capital to continue to execute our business plan, including obtaining regulatory clearance for our products currently under development and commercializing and generating revenues from products under development. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. A failure to raise sufficient capital, generate sufficient product revenues, control expenditures and regulatory matters, among other factors, will adversely impact our ability to meet our financial obligations as they become due and payable and to achieve our intended business objectives. If we are unable to raise sufficient additional funds, we will have to scale back our operations.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $6.2 million during the six months ended September 30, 2026, consisting of a net loss of $5.9 million and a decrease in operating assets and liabilities of $0.4 million. Non-cash items consisted of stock-based compensation of $0.1 million.

Net cash used in operating activities was $6.4 million during the six months ended September 30, 2025, consisting of a net loss of $10.8 million and a decrease in operating assets and liabilities of $0.2 million. Non-cash items consisted of stock-based compensation of $4.3 million and the issuance of common stock for equity line of credit commitment fee of $0.3 million.

Cash used in investing activities

Net cash used in investing activities was $7 thousand for the six months ended September 30, 2026.

Net cash used in investing activities was $0 for the six months ended September 30, 2025.

Cash provided by financing activities

Net cash provided by financing activities was $6.9 million for the six months ended September 30, 2026. We had gross proceeds from warrant inducements of $7.5 million. We also paid $0.6 million in direct financing costs for the warrant inducements.

Net cash provided by financing activities was $4.8 million for the six months ended September 30, 2025. We had gross proceeds from the issuance of common stock of $2.6 million and gross proceeds from warrant inducements of $2.5 million. We also paid $0.1 million in direct financing costs for the issuance of common stock and $0.3 million in direct financing costs for warrant inducements.

Contractual Obligations and Commitments

None other than described below.

Employment Arrangements

We have agreements with key employees to provide certain benefits, including salary and other wage-related benefits, in the event of termination. In addition, the Company has adopted a severance policy for certain employees and officers in the event of termination. In total, these benefits would amount to a range of $1.9 million to $2.5 million using the rate of compensation in effect at September 30, 2026.

Off-balance Sheet Arrangements

As of September 30, 2026 and March 31, 2026, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, designed to ensure that material information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), who serves as our principal executive officer, and Chief Financial Officer (“CFO”), who serves as our principal financial officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision, and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness, as of September 30, 2026, of our disclosure controls and procedures. Based upon such evaluation and due to both the limited staffing of the Company at its early stage of development and the existence of the material weaknesses in our internal control over financial reporting described below, our CEO and CFO have concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. As previously disclosed in our Form 10-K filed with the SEC on May 27, 2026, our management concluded that our internal control over financial reporting was, and continues to be, ineffective as of September 30, 2026 due to material weaknesses in our internal controls arising from a lack of segregation of duties; general technology controls; and financial statement reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

If Nasdaq’s minimum Market Value of Listed Securities requirement of $5 million takes effect, it could result in the suspension and delisting of our common stock from Nasdaq.

On July 22, 2026, the SEC approved a new Nasdaq rule requiring companies listed on Nasdaq to maintain a minimum Market Value of Listed Securities (“MVLS”) of at least $5.0 million. Under the new rule, if a company’s MVLS remains below $5 million for 30 consecutive business days, Nasdaq will issue a Staff Delisting Determination, and trading in the company’s securities will be immediately suspended without any cure or compliance period. Furthermore, a request for a hearing before a Nasdaq Hearings Panel will not stay the suspension. On July 29, 2026, the MVLS rule was automatically stayed pending review by the SEC and, as of the date of this Form 10-Q, the stay remains in effect. It is not certain whether or when the MVLS rule will retake effect.

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

Feedback received from the FDA through the pre-submission process does not assure acceptance of our proposed regulatory pathway, a determination of substantial equivalence, or authorization to market our products.

We are subject to extensive regulation by the U.S. Food and Drug Administration (“FDA”), including requirements governing the development, testing, clearance, approval and commercialization of our medical devices. As part of our regulatory strategy, we may engage with the FDA through its pre-submission program to obtain feedback regarding our proposed regulatory pathway, device classification, testing protocols, clinical evidence requirements and other matters relevant to a future marketing submission. Although we believe such interactions may provide valuable guidance in developing our regulatory strategy, feedback received through the pre-submission process is generally nonbinding and does not constitute a determination by the FDA that our proposed regulatory pathway is appropriate, that our devices are substantially equivalent to legally marketed predicate devices, or that our devices will ultimately receive marketing authorization.

The FDA may determine, upon review of a subsequent marketing submission, that additional nonclinical testing, clinical data, design modifications or other information is required, or that a different regulatory pathway, including a De Novo classification request or premarket approval application, is necessary. In particular, if we pursue clearance through the Section 510(k) premarket notification process, there can be no assurance that the FDA will agree with our identification of an appropriate predicate device or determine that our device is substantially equivalent to such predicate device. The FDA may also modify or reconsider feedback previously provided based on additional information, changes in the proposed device, evolving scientific or regulatory considerations, or other factors identified during its review.

Any such determination could require us to conduct additional studies, incur substantial costs, modify our products or regulatory strategy, or experience significant delays in obtaining marketing authorization. Furthermore, even if the FDA provides favorable feedback during the pre-submission process, there can be no assurance that we will successfully complete the necessary testing or clinical studies, satisfy applicable regulatory requirements, or obtain FDA clearance, approval or other marketing authorization within our anticipated timeframe, if at all.

Our failure to obtain marketing authorization for our products, or any material delay or additional expense associated with the regulatory review process, could adversely affect our development and commercialization plans, increase our capital requirements, limit our ability to generate revenue and materially adversely affect our business, financial condition, results of operations and prospects.

An initial FDA clearance for general sensing functionality may be limited to the specific indications for use authorized by the FDA and may not permit us to market our technology for therapeutic ablation, neural signal interpretation, procedural guidance or treatment verification.

We are developing medical device technologies intended to support the sensing and interpretation of neural signals and potentially facilitate the identification, targeting and treatment of neural tissue. Our regulatory strategy may involve pursuing an initial FDA marketing clearance for general sensing functionality, followed by additional regulatory submissions seeking authorization for expanded indications for use, therapeutic applications or other advanced capabilities. However, any initial FDA clearance would be limited to the specific intended use and indications for use authorized by the FDA and would not necessarily permit us to market, promote or commercialize our technology for additional diagnostic, therapeutic or procedural applications.

In particular, an initial clearance for general sensing functionality may not authorize the use of our technology for therapeutic ablation, the interpretation or characterization of neural signals for clinical decision-making, the identification or targeting of specific neural structures, procedural guidance, or the verification or assessment of treatment effectiveness. The FDA may determine that these additional functions or claims involve different intended uses, technological characteristics or risk profiles that require separate regulatory submissions, additional nonclinical or clinical evidence, or authorization through a different regulatory pathway, including the De Novo classification or premarket approval process.

There can be no assurance that we will successfully develop, validate or obtain FDA clearance, approval or other marketing authorization for any such expanded functionality or indications for use. The FDA may require additional testing, clinical studies, product modifications or other supporting evidence, which could result in substantial additional expenditures, delays in product development or commercialization, or limitations on the scope of our authorized product labeling and promotional claims. In addition, the FDA may impose restrictions or limitations on the indications for use or claims associated with any initial or subsequent marketing authorization, which could limit the clinical applications and commercial opportunities for our technology.

If we obtain an initial FDA clearance that does not encompass the full range of our intended therapeutic or advanced sensing applications, our ability to commercialize our technology, achieve market acceptance, generate revenue or realize the anticipated benefits of our development programs may be materially limited. Any inability to obtain subsequent regulatory authorizations for additional functionality or indications for use, or any significant delay or additional cost associated with obtaining such authorizations, could materially adversely affect our business, financial condition, results of operations and prospects.

Our product development for our sensing and ablation technologies may not meet the necessary validation requirements to achieve regulatory approvals, or our internal specifications for commercial viability.

We are developing proprietary sensing and ablation technologies that represent novel applications within the medical device space. As such, these technologies are subject to stringent validation and verification processes, both internally and by regulatory bodies such as the FDA. There is no assurance that our products will meet the safety, efficacy, and performance criteria required to obtain regulatory approvals. Acquiring low-amplitude biological electrical signals from within blood vessels and determining their source and clinical significance present substantial technical challenges. Physiological changes associated with an intervention, catheter position, electrode contact and acquisition conditions may affect recorded activity and complicate our ability to distinguish neural activity from other electrical activity or artifacts and to attribute observed changes to treatment effect. Our ability to record electrical activity does not, by itself, establish that the recorded activity can be reliably interpreted as neural activity or used to guide treatment or verify its effectiveness. In particular, a reduction in recorded electrical activity alone does not establish the completeness or durability of denervation. There can be no assurance that our planned technology modifications or processing methods will improve performance sufficiently to support these intended uses or claims. If we are unable to establish the reliability, reproducibility or clinical significance of our recordings, we may need to modify our technology, processing methods, study designs or proposed indications for use, or discontinue particular development programs. These developments could require additional financing, increase costs, delay regulatory submissions and commercialization, limit the capabilities or claims we are able to commercialize, or prevent commercialization of some or all of our proposed products. Additionally, even if our technologies are shown to be safe and effective in preclinical or early-stage clinical studies, they may not meet the technical, usability, cost, or performance benchmarks necessary for commercial viability. Any delays or failures in validation, or changes in FDA requirements or guidance, could significantly impact our development timelines, increase our costs, and delay or prevent our ability to bring our products to market.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of securities by the Company during the period covered by this Report that have not been previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the period covered by this Quarterly Report, none of our directors or officers have adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc. (incorporated by reference from exhibit 2.1 of the Form 1-A POS, file number 024-12296, filed January 19, 2024)
3.2	Amended and Restated Bylaws of Autonomix Medical, Inc. dated August 12, 2025 (incorporated by reference from exhibit 3.4 of the Form 10-Q, filed August 13, 2025)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc., filed with the Secretary of State of the State of Delaware (incorporated by reference from exhibit 3.1 of the Form 8-K filed October 28, 2024)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Autonomix Medical, Inc., filed with the Secretary of State of the State of Delaware (incorporated by reference from exhibit 3.1 of the Form 8-K filed June 24, 2026)
4.1	Form of Series D-1 Warrant (incorporated by reference from exhibit 4.1 of the Form 8-K filed July 15, 2026)
4.2	Form of Series D-2 Warrant (incorporated by reference from exhibit 4.2 of the Form 8-K filed July 15, 2026)
4.3	Form of Series E-1 Warrant (incorporated by reference from exhibit 4.1 of the Form 8-K filed August 26, 2026)
4.4	Form of Series E-2 Warrant (incorporated by reference from exhibit 4.2 of the Form 8-K filed August 26, 2026)
10.1	Form of Inducement Letter dated July 13, 2026 (incorporated by reference from exhibit 10.1 of the Form 8-K filed July 15, 2026)
10.2	Form of Inducement Letter dated August 24, 2026 (incorporated by reference from exhibit 10.1 of the Form 8-K filed August 26, 2026)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

AUTONOMIX MEDICAL, INC.

SIGNATURE	TITLE	DATE

/s/ Brad Hauser	Chief Executive Officer and President	November 10, 2026
Brad Hauser	(principal executive officer)

/s/ Trent Smith	Chief Financial Officer and Executive Vice President	November 10, 2026
Trent Smith	(principal financial and accounting officer)